Form 10QSB
period 1996-03-31
SECURITY FEDERAL BANCORP INC
filed 1996-05-15
CIK 929931

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25728
                        ---------

                        Security Federal Bancorp, Inc.
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        63-1134627
- - -------------------------------                      --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

2301 University Boulevard, Tuscaloosa, Alabama                   35401
- - ----------------------------------------------                 ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (205) 345-8800
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X   No _____
                                                   -----

     Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. 671,469.
                                                 -------

SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY ----------- TUSCALOOSA, ALABAMA
- - -----------------------------------------------------------------------------




TABLE OF CONTENTS -------------------------------------------- MARCH 31, 1996
=============================================================================

                          DESCRIPTION                                PAGE NO.
- - -----------------------------------------------------------------    --------
Part I - Financial Information
         ---------------------

ITEM 1:  Financial Statements

   Independent Accountant's Report..........................................  1

   Consolidated Statement of Financial Condition............................  2

   Consolidated Statements of Income........................................  3

   Consolidated Statements of Cash Flows....................................  4

   Notes to Unaudited Consolidated Financial Statements...................  5-7


ITEM 2:

   Management's Discussion and Analysis of Financial Condition and Results
   of Operations.......................................................... 8-11


PART II.  OTHER INFORMATION
          -----------------

   Item 1.  Legal Proceedings............................................... 12

   Item 2.  Changes in Securities........................................... 12

   Item 3.  Defaults upon Senior Securities................................. 12

   Item 4.  Submission of Matters to a Vote of Security Holders............. 12

   Item 5.  Other Information............................................... 12

   Item 6.  Exhibits and Reports on Form 8-K................................ 12


SIGNATURES.................................................................. 13

                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------



To the Board of Directors
Security Federal Bancorp, Inc.
Tuscaloosa, Alabama


          We have reviewed the accompanying consolidated statement of financial condition and the related consolidated statements of income and cash flows of Security Federal Bancorp, Inc. and subsidiary as of March 31, 1996 and for each of the six month and three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                             /s/ Morrison and Smith

                                             MORRISON AND SMITH
                                             Certified Public Accountants



May 7, 1996
Tuscaloosa, Alabama

   SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY ------- TUSCALOOSA, ALABAMA
   -------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 =============================================

                                  A S S E T S
                                  ===========

                                                               (UNAUDITED)
                                                                MARCH 31,    SEPTEMBER 30,
                                                                  1996           1995
                                                              -------------  -------------
Cash and Cash Equivalents                                     $   1,000,618  $     813,264

Investment Securities:
  Securities Held-to-Maturity (Fair Value of $0 at
     March 31, 1996, $996,875 at Sept. 30, 1995,
     respectively)                                                        0      1,000,000
  Securities Available-for-Sale, at Fair Value                    5,061,469      6,146,859

Federal Home Loan Bank - Overnight Deposits                         183,926        243,713

Loans Held for Sale, Net of Deferred Fees                                 0        175,000

Loans Receivable - Net of allowance for losses of $330,003
  and $330,003 at 3/31/96 and 9/30/95, respectively              63,545,397     59,635,779

Real Estate Owned                                                   117,217        162,072

Office Properties and Equipment                                   1,182,959      1,220,003

Federal Home Loan Bank Stock - At Cost                              539,000        507,900

Accrued Interest and Dividends Receivable                           455,523        488,552

Other Assets                                                        439,592         82,124
                                                              -------------  -------------

TOTAL ASSETS                                                  $  72,525,701  $  70,475,266
- - ------------                                                  =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ====================================

Deposits                                                      $  58,223,311  $  56,975,131

Advances from Federal Home Loan Bank                              2,585,000      1,285,000

Advances from Borrowers for Taxes and Insurance                     484,299        731,404

Income and Excise Tax Payable                                       238,169        206,041

Unremitted Collections on Mortgage Loans Serviced                   100,706        377,099

Mortgage Note Payable                                                40,850         42,055

Accrued Expenses and Other Liabilities                              164,253         73,526

Commitments and Contingencies                                             0              0
                                                              -------------  -------------

TOTAL LIABILITIES                                                61,836,588     59,690,256
- - -----------------                                             -------------  -------------

STOCKHOLDERS' EQUITY
- - --------------------

Common Stock - at Par                                                 6,714          6,714

Additional Paid-In Capital                                        6,144,956      6,144,956

Retained Earnings, Substantially Restricted                       4,544,507      4,581,583

Net Unrealized Gain (Loss) on Investment Securities
 Available for Sale, Net of Deferred Tax                             (7,064)        51,757
                                                              -------------  -------------

TOTAL STOCKHOLDERS' EQUITY                                       10,689,113     10,785,010
- - --------------------------                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  72,525,701  $  70,475,266
- - ------------------------------------------                    =============  =============

               (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

  SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY --------- TUSCALOOSA, ALABAMA
  ---------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       =================================

                                                         (UNAUDITED)                (UNAUDITED)
                                                      SIX MONTHS ENDED          THREE MONTHS ENDED
                                                          MARCH 31,                  MARCH 31,
                                                    -----------------------   -----------------------
INTEREST INCOME                                        1996         1995         1996         1995
- - ---------------                                     ----------   ----------   ----------   ----------
Loans:
 Mortgage Loans                                     $2,640,597   $2,182,045   $1,339,349   $1,117,006
 Consumer and Other Loans                               20,085       19,558       10,320        9,587
Investment Securities, Mortgage Backed
 Securities, & FHLB Overnight Deposits                 258,321      207,654      120,784       91,239
                                                    ----------   ----------   ----------   ----------
       Total Interest Income                         2,919,003    2,409,257    1,470,453    1,217,832
       ---------------------                        ----------   ----------   ----------   ----------

INTEREST EXPENSE
- - ----------------
Deposits - Savings                                      65,889       88,582       33,459       45,453
Deposits - Certificates                              1,666,901    1,405,921      832,112      696,552
Mortgage Note Payable                                    1,662        1,755          825          872
Borrowed Funds                                          14,819       13,922        4,340        9,547
                                                    ----------   ----------   ----------   ----------
       Total Interest Expense                        1,749,271    1,510,180      870,736      752,424
       ----------------------                       ----------   ----------   ----------   ----------

NET INTEREST INCOME                                  1,169,732      899,077      599,717      465,408
- - -------------------

PROVISION FOR LOSSES ON LOANS                                0            0            0            0
- - ----------------------------                        ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION
- - -----------------------------------
FOR LOSSES                                           1,169,732      899,077      599,717      465,408
- - ----------                                          ----------   ----------   ----------   ----------

NONINTEREST INCOME
- - ------------------
Servicing Fees                                         117,068       92,258       58,557       54,675
Income from Late Charges                                17,559       13,189        8,644        7,149
Other Operating Revenue                                  7,383        8,424        4,708        3,191
Gain (Loss) on Sale of Real Estate Owned                     0        4,329            0            0
Gain (Loss) on Sale of Loans                           (21,963)     (11,877)      (5,128)     (10,812)
Gain on Sales of Securities                             36,960            0            0            0
                                                    ----------   ----------   ----------   ----------
       Total Noninterest Income                        157,007      106,323       66,781       54,203
       ------------------------                     ----------   ----------   ----------   ----------

NONINTEREST EXPENSE
- - -------------------
Salaries and Employee Benefits                         473,392      358,971      232,196      148,386
Net Occupancy Expense                                   66,990       45,207       28,085       23,607
Equipment Expense                                       52,393       59,328       24,277       32,370
OTS/FDIC Premiums                                       81,092       78,879       40,689       39,531
Net Expenses of Real Estate Owned                        1,834        4,139        6,359          929
Other Operating Expenses                               176,978      111,376       10,594       52,685
                                                    ----------   ----------   ----------   ----------
       Total Noninterest Expense                       852,679      657,900      342,200      297,508
       -------------------------                    ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                             474,060      347,500      324,298      222,103
- - --------------------------

INCOME TAX EXPENSE                                     175,401      128,575      132,432       85,939
- - ------------------                                  ----------   ----------   ----------   ----------

NET INCOME                                          $  298,659   $  218,925   $  191,866   $  136,164
- - ----------                                          ==========   ==========   ==========   ==========



               (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

     SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY -------- TUSCALOOSA, ALABAMA
     --------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =====================================

                                                                     (UNAUDITED)
                                                                   SIX MONTHS ENDED
                                                                        MARCH 31,
                                                               --------------------------
                                                                   1996          1995
                                                               ------------   -----------
Net Income                                                     $    298,659   $   218,925
- - ----------
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities:
   (Gain) Loss on Sale of Assets                                    (14,997)       (4,329)
   Decrease (Increase) in Accrued Interest &
      Dividend Receivable                                            33,029       (37,394)
   Depreciation Expense for Property & Equipment                     37,044        44,277
   Decrease (Increase) in Other Assets                             (357,468)      147,977
   Increase (Decrease) in Accrued Interest Payable                  (23,796)        9,865
   Increase (Decrease) in Accounts Payable                          (31,130)       39,298
   Increase (Decrease) in Deferred Loan Fees                         51,171        31,722
   Increase (Decrease) in Other Liabilities                         145,653           528
   Increase (Decrease) in Income Tax Payable                         32,128        68,377
   Amortization of Premium/Discounts on Investments                    (871)         (640)
                                                               ------------   -----------
      Net Cash Provided By Operating Activities                     169,422       518,606
      -----------------------------------------                ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
- - -------------------------------------
Sales & Maturities of U.S. Government Treasuries & Agencies       2,042,436             0
Purchases of Federal Home Loan Bank Stock                           (31,100)      (10,400)
Received on Sales of Real Estate Owned                               79,829       483,757
(Purchase) Sales of Federal Home Loan Bank - Overnight
   Deposit                                                           59,787    (2,321,483)
Loan Originations, Net of Repayments                            (10,565,376)   (6,212,756)
Purchases of Office Properties & Equipment                                0        (1,246)
Proceeds from Sales of Loans                                      6,744,613     3,243,103
                                                               ------------   -----------
      Net Cash (Used) In Investing Activities                    (1,669,811)   (4,819,025)
      ---------------------------------------                  ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
- - -------------------------------------
Net Increase in Advances from FHLB                                1,300,000             0
Cash Dividends Paid                                                (335,734)            0
Net Proceeds From Sale of Stock                                           0     6,151,671
Net Increase (Decrease) in Advances from Borrowers
   for Tax & Insurance                                             (247,105)      (67,681)
Repayments of Mortgage Notes Payable                                 (1,205)       (1,112)
Net Increase (Decrease) from Unremitted Collections
   on Mortgage Loans Serviced                                      (276,393)      122,298
Net Increase (Decrease) in Savings Accounts                         514,327       484,732
Net Increase (Decrease) in Certificates of Deposit                  733,853    (2,145,981)
                                                               ------------   -----------
      Net Cash Provided By Financing Activities                   1,687,743     4,543,927
      -----------------------------------------                ------------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           187,354       243,508
- - -----------------------------------------

CASH & CASH EQUIVALENTS - BEGINNING                                 813,264       855,324
- - -----------------------------------                            ------------   -----------

CASH & CASH EQUIVALENTS - ENDING                               $  1,000,618   $ 1,098,832
- - --------------------------------                               ============   ===========

SUPPLEMENTAL DISCLOSURES:
- - -------------------------
Cash Paid For:
   Interest on Deposits, Advances & Other Borrowings           $  1,773,067   $ 1,500,315
                                                               ============   ===========

   Income Taxes                                                $    143,273   $    46,982
                                                               ============   ===========
Additions to Real Estate Acquired in Settlement of
Loans or through Foreclosure                                   $     34,974   $    35,995
                                                               ============   ===========


               (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

SECURITY FEDERAL BANCORP, INC. --------------------------- TUSCALOOSA, ALABAMA
- - ------------------------------------------------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ====================================================

                         QUARTER ENDED MARCH 31, 1996
                         ============================



NOTE 1:   Stock Conversion
          ----------------
          On March 31, 1995, Security Federal Bank (the "Bank"), formerly known as Security Federal Bank, a Federal Savings Bank, completed its conversion from a Federally chartered mutual savings bank to a Federally chartered stock bank and was simultaneously acquired by Security Federal Bancorp, Inc. (the "Company"), a Delaware corporation, which was formed to act as the holding company of the Bank. On the date of conversion the Company completed the sale of 671,469 shares of common stock, $.01 par value per share, to depositors at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, were $6.15 million.


NOTE 2:   Basis of Presentation
          ---------------------
          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three and six months ended March 31, 1996 and 1995 have been recorded. Such adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

          Prior to its acquisition of the Bank on March 31, 1995, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial data prior to March 31, 1995 included herein reflects the operations of the Bank only.

NOTE 3:   Principles of Consolidation
          ---------------------------
          The accompanying unaudited consolidated financial statements include the accounts of Security Federal Bancorp, Inc. and Security Federal Bank. All significant intercompany items have been eliminated.


NOTE 4:   Retained Earnings
          -----------------
          The Bank is required to maintain certain levels of regulatory capital. At March 31, 1996, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.


NOTE 5:   Cash Flow Presentation
          ----------------------
          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, and certificates of deposit with maturities of 90 days or less.



                                  (CONTINUED)
                           (SEE ACCOUNTANT'S REPORT)

SECURITY FEDERAL BANCORP, INC. --------------------------- TUSCALOOSA, ALABAMA
- - ------------------------------------------------------------------------------

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       ================================================================

                         QUARTER ENDED MARCH 31, 1996
                         ============================


NOTE 6:   Deposit Insurance
          -----------------

          The Bank's savings deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF as low as $2,000 for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The amendment creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

          A proposal being considered to recapitalize the SAIF in order to eliminate the premium disparity provides for a one time assessment of approximately .90% of insured deposits to be imposed on all SAIF-insured deposits held as of a specified date, possibly March 31, 1995. Under this proposal, the BIF and SAIF would be merged into one fund as soon as practicable after they both reach their designated reserve ratios, but no later than a specified date, possibly January 1, 1998. Management believes that this particular proposal may be implemented during 1996. It is not known how premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time charge to the Bank of approximately $494,000, which would have the effect of reducing the Bank's tangible and core capital to $7.29 million, or 10.1% of adjusted total assets, and risk-based capital to $7.55 million, or 20.66% of risk-weighted assets, on a pro forma basis as of March 31, 1996. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.


NOTE 7:   Benefit Plans - The Board of Directors of the Company, at a special
          -------------
          shareholders meeting held November 20, 1995, approved the adoption of an employee stock ownership plan, a management recognition plan, and a stock option and incentive plan.

          Under the employee stock ownership plan, a trust will be established to purchase, on the open market, a number of shares of stock equal to 8% of the Company's common stock issued in the conversion. The Company will loan the trust an amount sufficient to allow it to purchase the shares. Generally, all employees completing one year of service and having attained age 21 will be eligible to participate in the plan. An amount sufficient to repay the loan over a ten year period will be paid to the trust and expensed by the Company. Vesting occurs at the end of the five years of service and accelerates to 100% upon death, disability or attainment of age 65.



                                  (CONTINUED)
                           (SEE ACCOUNTANT'S REPORT)

 SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY ------------ TUSCALOOSA, ALABAMA
 ------------------------------------------------------------------------------

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       ================================================================

                         QUARTER ENDED MARCH 31, 1996
                         ============================


NOTE 7:   (Continued)

          The management recognition plan provides for the purchase of outstanding shares of Company common stock equal to 4% of the shares issued in the conversion. Non-employee and employee directors will be entitled to plan share awards at the plan's effective date totaling 10,743 shares. Future awards will be made by a committee consisting of three non-employee directors. Vesting will occur at the rate of 20% per year over five years and accelerate to 100% upon a participant's death or disability.

          The stock option and incentive plan provides for the issuance of shares of Company common stock equal to 10% of the share issued in the conversion. As of the plan's effective date the non-employee and employee directors were granted options totaling 26,857 shares. The options are exercisable at the rate of 20% per year following the date of the grant and have a term of 10 years. The options become immediately exercisable upon death or disability. The plan also contains provisions for expiration of the options following termination of services.

          As of March 31, 1996, $18,466 of expense is reflected in the financial statements for accrued benefits payable under the management recognition plan due to the death of a participant.

          During the quarter ended March 31, 1996 purchases were made of the holding company stock on the open market at a cost of $354,690 to be used for plan share awards under the management recognition plan. These purchases will be used for future plan share awards as none were granted at March 31, 1996.









                           (SEE ACCOUNTANT'S REPORT)

 SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY ---------- TUSCALOOSA, ALABAMA
 ----------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  ==========================================================================
                                  OPERATIONS
                                  ==========


FINANCIAL CONDITION
- - -------------------
     The Company's total assets increased by $2.05 million, or 2.91%, from $70.5 million at September 30, 1995 to $72.5 million at March 31, 1996, primarily as a result of an increase in loans receivable of $3.91 million, or 6.54%, from $59.8 million at September 30, 1995 to $63.5 million at March 31, 1996, and an increase in other assets of $357,000, or .5%, from $82,000 at September 30, 1995 to $440,000 at March 31, 1996 due to open market purchases of Company stock for future plan share awards under the management recognition plan. These were partially offset by a decrease in securities held-to-maturity of $1.0 million at September 30, 1995 to zero at March 31, 1996 due to maturity of a security, a decrease in securities held-for-sale of $1.09 million, or 17.7%, from $6.15 million at September 30, 1995 to $5.06 million at March 31, 1996 as a result of sales of securities available for sale due to favorable market conditions.

     The Company's total liabilities increased by $2.15 million, or 3.60%, from $59.7 million at September 30, 1995 to $61.8 million at March 31, 1996, primarily as a result of an increase in deposits of $1.25 million, or 2.19%, from $56.98 million at September 30, 1995 to $58.22 million at March 31, 1996 and an increase in short-term advances from Federal Home Loan Bank of $1.3 million, or 101.17%, from $1.29 million at September 30, 1995 to $2.59 million at March 31, 1996 borrowed by management for liquidity purposes. These were partially offset by a decrease in advances from borrowers for taxes and insurance of $247,000, or 33.79%, from $731,000 at September 30, 1995 to $484,000 at March 31, 1996 as a result of payments of borrowers' ad valorem taxes, and a decrease in unremitted collections on mortgage loans serviced of $276,000, or 73.29%, from $377,000 at September 30, 1995 to $101,000 at March 31, 1996.


RESULTS OF OPERATIONS
- - ---------------------
     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of mortgage loans, consumer loans, and investment securities, and the interest paid on interest-bearing liabilities. Net interest income totaled $1.17 million and $600,000 for the six month and the three month periods ended March 31, 1996, respectively.


INTEREST INCOME
- - ---------------
     Total interest income increased by $510,000, or 21.16%, from $2.41 million for the six month period ended March 31, 1995 to $2.92 million for the six month period ended March 31, 1996. This is primarily due to an increase in interest income on mortgage loans of $459,000 from $2.18 million for the six month period ended March 31, 1995 to $2.64 million for the six month period ended March 31, 1996 and due to an increase in interest income on investments of $51,000 from $208,000 for the six month period ended March 31, 1995 to $258,000 for the six month period ended March 31, 1996. The increase in interest income on loans and investments generally reflects the availability of additional funds due to the stock conversion, growth of loans receivable, and a higher average yield on loans receivable for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995.

     Total interest income increased by $253,000, or 20.74, from $1.22 million for the three month period ended March 31, 1995 to $1.47 million for the three month period ended March 31, 1996. This is primarily due to an increase in interest income on mortgage loans of $222,000 from $1.12 million for the three month period ended March 31, 1995 to $1.34 million for the three month period ended March 31, 1996 and due to an increase in interest income on investments of $30,000 from $91,000 for the three month period ended March 31, 1995 to $121,000 for the three month period ended March 31, 1996. The increases in interest income on loans and investments generally reflects the availability of additional funds due to the stock conversion, growth of loans receivable, and a higher average yield on loans receivable for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995.


                                  (CONTINUED)
                           (SEE ACCOUNTANT'S REPORT)

  SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY --------- TUSCALOOSA, ALABAMA
  ---------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  ==========================================================================
                                  OPERATIONS
                                  ==========

                                  (CONTINUED)
                                  ===========



INTEREST EXPENSE
- - ----------------
     Total interest expense increased by $239,000, or 15.83%, from $1.51 million for the six month period ended March 31, 1995 to $1.17 million for the six month period ended March 31, 1996. This is primarily due to an increase in interest expense on deposits of $238,000 from $1.49 million for the six month period ended March 31, 1995 to $1.73 million for the six month period ended March 31, 1996. The increase in interest expense on deposits generally reflects growth of deposits and a higher interest cost on deposits for six month period ended March 31, 1996, compared to the six month period ended March 31, 1995.

     Total interest expense increased by $118,000, or 15.72%, from $752,000 for the three month period ended March 31, 1995 to $871,000 for the three month period ended March 31, 1996. This is primarily due to an increase in interest expense on deposits of $124,000 from $742,000 for the three month period ended March 31, 1995 to $866,000 for the three month period ended March 31, 1996. The increases in interest expense on deposits generally reflects growth of deposits and a higher interest cost on deposits for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995.


NET INTEREST INCOME
- - -------------------
     Net interest income increased by $271,000, or 30.10%, for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995, primarily due to the availability of additional funds due to the stock conversion.

     Net interest income increased by $134,000, or 28.86%, for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995, primarily due to the availability of additional funds due to the stock converstion.


PROVISION FOR LOSSES
- - --------------------
     There were no additions made to the provision for loan losses for the six month and three month periods ended March 31, 1996. Management periodically reviews the need to increase the provision for loan losses based upon their evaluation of known and inherent risk characteristics of the loan portfolio. Total non-performing assets were $720,000 and $964,000 at March 31, 1996 and 1995, respectively, which represents .99% and 1.37% of total assets as of these dates, respectively. Management believes that the existing provision for loan losses is adequate based on their evaluation of known and inherent risk characteristics of the loan portfolio.


NON-INTEREST INCOME
- - -------------------
     Non-interest income increased by $51,000, or 47.67%, to $157,000 for the six month period ended March 31, 1996 from $106,000 for the six month period ended March 31, 1995. This is primarily due to a decrease in servicing fee income by $25,000 to $117,000 for the six month period ended March 31, 1996 from $92,000 for the six month period ended March 31, 1995 and due to an increase in gains on sales of securities to $37,000 for the six month period ended March 31, 1996 from $-0- for the six month period ended March 31, 1995. These were partially offset by an increase in (losses) on sale of loans by $(10,000) for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995.

     Non-interest income increased by $13,000, or 23.21%, to $67,000 for the three month period ended March 31, 1996 from $54,000 for the three month period ended March 31, 1995. This is primarily due to an increase in servicing fee income by $3,900 to $59,000 for the three month period ended March 31, 1996 from $55,000 for the three month period ended March 31, 1995 and due to a decrease in (losses) on sales of loans by $5,700 for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995.

                                  (CONTINUED)
                           (SEE ACCOUNTANT'S REPORT)

  SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY --------- TUSCALOOSA, ALABAMA
  ---------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  ==========================================================================
                                  OPERATIONS
                                  ==========

                                  (CONTINUED)
                                  ===========



NON-INTEREST EXPENSE
- - --------------------
     Non-interest expense increased by $195,000 or 29.61%, to $853,000 for the six month period ended March 31, 1996 from $658,000 for the six month period ended March 31, 1995 primarily due to a increase in salaries and employee benefits as a result of accrued benefits due under the directors retirement plan and the management recognition plan, increases in net occupancy expense, and an increase in other operating expenses.

     Non-interest expense increased by $45,000, or 15.02%, to $342,000 for the three month period ended March 31, 1996 from $298,000 for the three month period ended March 31, 1995 primarily due to an increase in salaries and employee benefits as a result of accrued benefits due under the directors retirement plan and the management recognition plan, offset by decreases in other operating expenses.


INCOME TAXES
- - ------------
     Income tax provisions for the six and three month periods ended March 31, 1996 and 1995 are generally reflective of the amounts of the Company's pre-tax income and the effective income tax rate then in effect.



LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 11.99% for the six month period ended March 31, 1996. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Bank's primary sources of funds are deposits, sale of mortgage loans, amortization and prepayment of loans, maturities of investment securities and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, The Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank periodically uses advances from the FHLB of Atlanta for liquidity purposes.

     During the six months ended March 31, 1996, the Company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $187,000. Cash was provided by operating activities of $169,000, net proceeds from sales and maturities of securities of $2.04 million, proceeds from sales of loans of $6.7 million, an increase in advances from FHLB of $1.3 million, net increases in deposit accounts of $1.25 million, and proceeds from sales of real estate owned of $80,000. These were offset by an increase in loan originations, net of repayments of $10.6 million, decreases in advances from borrowers for tax and insurance of $247,000, decreases in unremitted collections on mortgage loans serviced of $277,000, and cash dividends paid of $336,000.

     Management monitors projected liquidity needs and determines the level desirable based in part on commitments to make loans and management's assessments of their ability to generate funds. Loan commitments at March 31, 1996 were $2.19 million. These commitments are expected to be funded from liquid assets, cash flow from loan repayments and, if needed, advances from FHLB of Atlanta.



                                  (CONTINUED)
                           (SEE ACCOUNTANT'S REPORT)

  SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY --------- TUSCALOOSA, ALABAMA
  ---------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  ==========================================================================
                                  OPERATIONS
                                  ==========

                                  (CONTINUED)
                                  ===========



LIQUIDITY AND CAPITAL RESOURCES (Continued)
- - -------------------------------------------

     Under the regulatory capital requirements of the OTS, the Bank is required to maintain minimal capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital (the amount of capital computed under generally accepted accounting principles) must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets plus off-balance-sheet items multiplied by the appropriate risk weight).

     The following table presents the Bank's capital position based on the March 31, 1996 financial statements.

                              PERCENT               PERCENT               PERCENT
                   ACTUAL       OF      REQUIRED      OF       EXCESS       OF
                   AMOUNT     ASSETS     AMOUNT     ASSETS     AMOUNT     ASSETS
                 ----------  --------  ----------  --------  ----------  --------
Tangible         $7,780,000    10.73%  $1,088,850     1.50%  $6,692,000     9.23%
Core              7,780,000    10.73    2,176,000     3.00    5,604,000     7.73
Risk-weighted     8,043,000    21.72    2,962,000     8.00    5,081,000    13.72



                           (SEE ACCOUNTANT'S REPORT)

PART II.  OTHER INFORMATION
          -----------------

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

 ITEM 5.  OTHER INFORMATION

     None

 ITEM 6.  EXHIBITS

          27   Financial Data Schedule

          REPORTS ON FORM 8-K

          None

                                  SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Security Federal Bancorp, Inc.
                                   Registrant



Date: May 13, 1996                 /s/ Marlin D. Moore
                                   ----------------------------------------
                                   Marlin D. Moore
                                   Chairman and Chief Executive Officer
                                   (The Duly Authorized Representative)



                                    /s/ John F. Harvard
                                    -----------------------------------------
                                    John F. Harvard
                                    President and Chief Financial Officer