Form 10-Q
period 1996-06-30
SECURITY FEDERAL BANCORP INC
filed 1996-08-13
CIK 929931

                               FORM 10-QSB


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996.

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25728
                         -------

                         Security Federal Bancorp, Inc.
- ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                63-1134627
- -------------------------------                -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

2301 University Boulevard, Tuscaloosa, Alabama      35401
- ----------------------------------------------    ----------
(Address of principal executive offces)           (Zip Code)

Registrant's telephone number,
including area code:             (205) 345-8800
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
ninety days.  Yes  X   No
                 ----     ------

       Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of the latest practicable
date.    671,469
       -----------

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY

                       Tuscaloosa, Alabama

                          June 30, 1996
- --------------------------------------------------------------


                            CONTENTS


PART I.  FINANCIAL INFORMATION
         ---------------------
                                                          Page
                                                          -----
  Item 1.  Financial Statements

       Independent Accountant's Report                      1
       Consolidated Statements of Financial Condition      2-3
       Consolidated Statements of Income                   4-6
       Consolidated Statements of Cash Flows               7-8
       Notes to Consolidated Financial Statements          9-11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     12-17


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART 1 - ITEM 1






August 1, 1996




To the Board of Directors
Security Federal Bancorp, Inc., and Subsidiary
Tuscaloosa, Alabama


               INDEPENDENT ACCOUNTANT'S REPORT


    We have reviewed the accompanying consolidated statement of financial condition and the related statements of income and cash flows of Security Federal Bancorp, Inc., and Subsidiary as of June 30, 1996, and for the three month and nine month periods then ended. These financial statements are the responsibility of the company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. The consolidated financial statements of Security Federal Bancorp, Inc., and Subsidiary as of June 30, 1995, were reviewed by other accountants whose report dated July 27, 1995, stated that they were not aware of any material modifications needed to be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements as of June 30, 1996, in order for them to be in conformity with generally accepted accounting principles.




                            /s/ Jamison, Money, Farmer & Co., P.C.
                            Certified Public Accountants

Tuscaloosa, Alabama

                  SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY
                               Tuscaloosa, Alabama

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                June 30, 1996, and September 30, 1995
__________________________________________________________________

                               ASSETS


                                                     (Unaudited)
                                                      June 30,    September 30,
                                                        1996          1995
                                                     -----------  -------------
Cash and Cash Equivalents                             $1,894,833   $   813,264

Investment Securities:

  Securities held-to-maturity (Fair value of
    $-0- at June 30, 1996, and $996,875
    at September 30, 1995)                                     -     1,000,000
  Securities available-for-sale, at fair value         4,942,345     6,146,859

Federal Home Loan Bank - Overnight Deposits              414,109       243,713

Loans Held for Sale, Net of Deferred Fees                      -       175,000

Loans Receivable (Net of allowance for losses
  of $330,003 at June 30, 1996 and September 30,
  1995)                                               66,905,831    59,635,779

Real Estate Owned                                        117,217       162,072

Office Properties and Equipment                        1,166,362     1,220,003

Federal Home Loan Bank Stock - at Cost                   539,000       507,900

Accrued Interest and Dividends Receivable                395,815       488,552

Other Assets                                             442,686        82,124
                                                     -----------   -----------

          TOTAL ASSETS                               $76,818,198   $70,475,266
                                                     ===========   ===========

See Accountant's Report.
See Notes to Consolidated Financial Statements.

               SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY
                            Tuscaloosa, Alabama

           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
               June 30, 1996, and September 30, 1995
______________________________________________________________

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                                     (Unaudited)
                                                      June 30,    September 30,
                                                        1996          1995
                                                     -----------  -------------
Deposits                                             $60,225,207   $56,975,131
Advances from Federal Home Loan Bank                   3,085,000     1,285,000
Advances from Borrowers for Taxes and
 Insurance                                               619,119       731,404
Income and Excise Tax Payable                            282,919       206,041
Unremitted Collections on Mortgage Loans
 Serviced                                              1,506,775       377,099
Mortgage Note Payable                                     40,230        42,055
Accrued Expenses and Other Liabilities                   219,931        73,526
Commitments and Contingencies                                  -             -
                                                     -----------   -----------

      Total Liabilities                               65,979,181    59,690,256
                                                     -----------   -----------


Stockholders' Equity:
 Common stock - at par                                     6,714         6,714
 Additional paid-in capital                            6,144,956     6,144,956
 Retained earnings, substantially restricted           4,762,734     4,581,583
 Net unrealized gain (loss) on investment
    securities available-for-sale, net of
    deferred tax                                         (75,387)       51,757
                                                     -----------   -----------

      Total Stockholders' Equity                      10,839,017    10,785,010
                                                     -----------   -----------


            TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                $76,818,198   $70,475,266
                                                     ===========   ===========

See Accountant's Report.
See Notes to Consolidated Financial Statements.

                 SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY
                              Tuscaloosa, Alabama

                 CONSOLIDATED STATEMENTS OF INCOME

_________________________________________________________________

                                (Unaudited)                   (Unaudited)
                         For the Nine Months Ended      For the Three Months Ended
                                 June 30,                       June 30,
                         -------------------------      --------------------------
                           1 9 9 6       1 9 9 5          1 9 9 6        1 9 9 5
                         ----------    -----------      -----------     ----------
Interest Income:

 Mortgage loans          $4,065,386    $3,367,705       $1,424,789      $1,185,660
 Consumer and other
    loans                    31,139        29,192           11,054           9,633
 Investment securities,
    mortgage backed
    securities, and
    Federal Home Loan
    Bank Deposits           373,486       366,198          115,165         158,544
                         ----------    ----------       ----------      ----------
      Total Interest
         Income           4,470,011     3,763,095        1,551,008       1,353,837
                         ----------    ----------       ----------      ----------

Interest Expense:
 Deposits - savings         100,522       121,594           34,633          33,013
 Deposits - certificates  2,505,383     2,194,253          838,482         788,332
 Mortgage note payable        2,475         2,615              813             860
 Borrowed funds              47,351        18,305           32,532           4,383
                         ----------    ----------       ----------       ---------
      Total Interest
         Expense          2,655,731     2,336,767          906,460         826,588
                         ----------    ----------       ----------       ---------

Net Interest Income       1,814,280     1,426,328          644,548         527,249

Provision for Losses
 on Loans                         -             -                -               -

Net Interest Income after
 Provision for Losses     1,814,280     1,426,328          644,548         527,249

                            (continued)

See Accountant's Report.
See Notes to Consolidated Financial Statements.

                 SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY
                              Tuscaloosa, Alabama

                 CONSOLIDATED STATEMENTS OF INCOME(Continued)

______________________________________________________________

                                (Unaudited)                   (Unaudited)
                         For the Nine Months Ended      For the Three Months Ended
                                 June 30,                       June 30,
                         -------------------------      --------------------------
                           1 9 9 6       1 9 9 5          1 9 9 6        1 9 9 5
                         ----------    -----------      -----------     ----------

Non-Interest Income:
 Servicing fees           $ 187,559      $ 127,328       $  70,491      $   35,070
 Income from late
    charges                  25,161         19,970           7,602           6,782
 Other operating
    revenue                   8,275         16,572             892           8,098
 Gain (loss) on sale
    of real estate
    owned                       829          4,125             829            (203)
 Gain (loss) on sale
    of loans                (69,974)       (17,384)        (48,011)         (5,456)
 Gain on sales of
    other assets             36,960          6,237               -           6,237
                          ---------      ---------       ---------      ----------
      Total Non-
         Interest
         Income             188,810        156,848          31,803          50,528
                          ---------      ---------       ---------      ----------

Non-Interest Expense:
 Salaries and employee
    benefits                646,164        514,074         172,772         155,102
 Net occupancy expenses      91,587        104,448          24,600          33,637
 Equipment expenses          74,461         50,987          22,068          17,262
 OTS/FDIC premiums          121,609        118,411          40,517          39,532
 Net expenses of real
    estate owned              3,892          3,253           2,058            (886)
 Other operating expenses   278,084        177,821         101,103          66,448
                          ---------      ---------       ---------       ---------

      Total Non-Interest
         Expense          1,215,797        968,994         363,118         311,095
                         ----------      ---------       ---------       ---------

                            (continued)
See Accountant's Report.
See Notes to Consolidated Financial Statements.

                 SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY
                              Tuscaloosa, Alabama

                 CONSOLIDATED STATEMENTS OF INCOME(Continued)

__________________________________________________________________

                                (Unaudited)                   (Unaudited)
                         For the Nine Months Ended      For the Three Months Ended
                                 June 30,                       June 30,
                         -------------------------      --------------------------
                           1 9 9 6       1 9 9 5          1 9 9 6        1 9 9 5
                         ----------    -----------      -----------     ----------
Income before Income
  Taxes                   $787,293      $614,182         $ 313,233      $ 266,682

Income Tax Expense         270,409       227,247            95,005         98,672
                          --------      --------         ---------      ---------

Net Income                $516,884      $386,935         $ 218,228      $ 168,010
                          ========      ========         =========      =========



Earnings Per Share        $    .77     $    .58          $     .33      $     .25
                          ========     ========          =========      =========



See Accountant's Report.
See Notes to Consolidated Financial Statements.

                 SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY
                              Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended June 30, 1996 and 1995
__________________________________________________________________

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                 (Unaudited)   (Unaudited)
                                                    1996          1995
                                                 -----------  -------------
Cash Flows from Operating Activities:
 Net income                                     $   516,884    $   386,935
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    (Gain) loss on sale of assets                    32,564        (10,362)
    Depreciation expense                             53,641         64,371
    Amortization of premium/discounts on
      investments                                    (1,400)       (11,440)
    (Increase) decrease in accrued interest
      and dividends receivable                       92,737        (78,399)
    (Increase) decrease in other assets            (360,562)       158,175
    Increase in deferred loan fees                   82,713         48,312
    Increase in accounts payable and
      other liabilities                             146,405         11,543
    Increase in income tax payable                  161,640         57,945
                                                -----------    -----------
      Net Cash Provided by Operating
         Activities                                 724,622        627,080
                                                -----------    -----------

Cash Flows from Investing Activities:
 Sales (purchases) of U. S. government
    treasuries and agencies                       2,029,008     (3,797,125)
 Purchases of Federal Home Loan Bank stock          (31,100)       (10,400)
 Proceeds from sales of real estate owned            79,829        520,396
 (Purchase) sales of Federal Home Loan
    Bank Overnight Deposits                        (170,396)     4,072,381
 Loan originations, net of repayments           (18,784,835)    (9,257,081)
 Purchases of property, plant and
   equipment                                             -          (1,657)
 Proceeds from sales of loans                    11,504,532      5,236,520

      Net Cash (Used in) Investing
         Activities                              (5,372,962)    (3,236,966)


                            (continued)

See Accountant's Report.
See Notes to Consolidated Financial Statements.

               SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY
                            Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS(Continued)
         For the Nine Months Ended June 30, 1996 and 1995
__________________________________________________________________

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Continued)

                                                 (Unaudited)   (Unaudited)
                                                    1996          1995
                                                 -----------  -------------

Cash Flows from Financing Activities:
 Net increase in advances from Federal
    Home Loan Bank                               $1,800,000   $     -
 Cash dividends paid                               (335,734)        -
 Net proceeds from sale of stock                          -     6,151,671
 Net increase (decrease) in advances from
    borrowers for tax and insurance                (112,285)       47,727
 Repayments of mortgage notes payable                (1,825)       (1,685)
 Net increase from unremitted collections
    on mortgage loans serviced                    1,129,676       109,683
 Net increase (decrease) in savings accounts        222,073    (1,408,984)
 Net increase (decrease) in certificates
    of deposit                                    3,028,004    (1,300,938)
                                                 ----------   -----------

      Net Cash Provided by Financing
         Activities                               5,729,909     3,597,474
                                                 ----------   -----------

Net Increase in Cash and Cash Equivalents         1,081,569       987,588

Cash and Cash Equivalents, Beginning of Period      813,264       855,324
                                                 ----------   -----------

Cash and Cash Equivalents, End of Period         $1,894,833   $ 1,842,912
                                                 ==========   ===========




         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         -------------------------------------------------

                                  1 9 9 6         1 9 9 5
                                  -------         -------
      Interest paid               $2,665,805    $2,319,181
      Income taxes paid              169,302       169,302

See Accountant's Report.
See Notes to Consolidated Financial Statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1996
________________________________________________________________

1.  Stock Conversion
    ----------------

     On March 31, 1995, Security Federal Bank (the "Bank"), formerly known as Security Federal Bank, a Federal Savings Bank, completed its conversion from a federally chartered mutual savings bank to a federally chartered stock bank and was simultaneously acquired by Security Federal Bancorp, Inc. (the "Company"), a Delaware corporation, which was formed to act as the holding company of the Bank. On the date of the conversion, the Company completed the sale of 671,469 shares of common stock, $.01 par value per share, to depositors at $10 per share. Net proceeds from the above transactions, after deducting offering expenses, were $6.15 million.


2.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three and nine months ended June 30, 1996 and 1995, have been recorded. Such adjustments were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.


3.  Principles of Consolidation
    ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Security Federal Bancorp, Inc., and Security Federal Bank. All significant intercompany items have been eliminated.

4.  Retained Earnings
    -----------------

     The Bank is required to maintain certain levels of regulatory capital. At June 30, 1996, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

                                (continued)

                           June 30, 1996
________________________________________________________________

5.  Cash Flow Presentation
    ----------------------

     For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institu-tions, and certificates of deposit with maturities of 90 days or less.

6.  Deposit Insurance
    -----------------

     The Bank's savings deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The assessment rate currently ranges from .23% of deposits for well capitalized institutions to .31% of deposits for undercapitalized institu-tions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF as low as $2,000 for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The amendment creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

     A proposal being considered to recapitalize the SAIF in order to eliminate the premium disparity provides for a one time assessment of from approximately .90% of insured deposits to be imposed on all SAIF-insured deposits held as of a specified date, possibly March 31, 1995. Under this proposal, the BIF and SAIF would be merged into one fund as soon as practicable after they both reach their designated reserve ratios, but no later than a specified date, possibly January 1, 1998. Management believes that this particular proposal may be implemented during 1996. It is not known how premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time charge to the Bank of approximately $494,000, which would have the effect of reducing the Bank's tangible and core capital to $7.34 million, or 9.6% of adjusted total assets, and risk-based capital to $7.68 million, or 19.5% of risk-weighted assets, on a pro forma basis as of June 30, 1996. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

7.  Benefit Plans
    -------------

     The Board of Directors of the Company, at a special shareholders meeting held November 20, 1995, approved the adoption of an employee stock ownership plan, a management recognition plan, and a stock option and incentive plan.

                                (continued)

                           June 30, 1996
________________________________________________________________

7.  Benefit Plans (Continued)
    ------------------------

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

     The management recognition plan provides for the purchase of outstanding shares of Company common stock equal to 4% of the shares issued in the conversion. Nonemployee and employee directors will be entitled to plan share awards at the plan's effective date totaling 10,743 shares. Future awards will be made by a committee consisting of three non-employee directors. Vesting will occur at the rate of 20% per year over five years and accelerate to 100% upon a participant's death or disability.

     The stock option and incentive plan provides for the issuance of shares of Company common stock equal to 10% of the shares issued in the conversion. As of the plan's effective date, the non- employee and employee directors were granted options totaling 26,857 shares. The options are exercisable at the rate of 20% per year following the date of the grant, and have a term of ten years. The options become immediately exercisable upon death or disability. The plan also contains provisions for expiration of the options following termination of services.

     As of June 30, 1996, $18,466 of expense is reflected in the financial statements for accrued benefits payable under the management recognition plan due to the death of a participant.

     During the quarter ended March 31, 1996, purchases were made of the holding company stock on the open market at a cost of $354,690 to be used for plan share awards under the management recognition plan. These purchases will be used for future plan share awards, as none were granted at June 30, 1996.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
- ---------------------------------------------------------------

Financial Condition
- -------------------

     The company's total assets increased by $6.34 million, or 9%, from $70.5 million at September 30, 1995, to $76.8 million at June 30, 1996, primarily as a result of an increase in loans receivable of $7.09 million, or 11.9%, from $59.8 million at September 30, 1995, to $66.9 million at June 30, 1996, and an increase in other assets of $360,000, or 439%, from $82,000 at September 30, 1995, to $442,000 at June 30, 1996, due to open market purchases of company stock for future plan share awards under the management recognition plan. These were partially offset by a decrease in securities held-to- maturity of $1.0 million at September 30, 1995, to zero at June 30, 1996, due to maturity of the security and a decrease in securities held-for-sale of $1.21 million, or 19.7%, from $6.15 million at September 30, 1995, to $4.94 million at June 30, 1996. This was a result of sales of securities available for sale due to favorable market conditions. This decrease was also a result of the recent decline in the value of the overall bond market.

     The company's total liabilities increased by $6.29 million, or 10.54%, from $59.7 million at September 30, 1995, to $66 million at June 30, 1996, primarily as a result of an increase in deposits of $3.25 million, or 5.7%, from $56.98 million at September 30, 1995, to $60.23 million at June 30, 1996, and an increase in short-term advances from Federal Home Loan Bank
(FHLB) of $1.8 million, or 140%, from $1.29 million at September 30, 1995, to $3.09 million at June 30, 1996, borrowed by management for liquidity purposes. The increase in total liabilities was also caused by a temporary increase in unremitted collections on mortgage loans serviced of $1.13 million, or 300% from $377,000 at September 30, 1995, to $1.51 million at June 30, 1996.

Results of Operations
- ---------------------

     The earnings of the company depend primarily on its level of net interest income, which is the difference between interest earned on the company's interest-earning assets, consisting primarily of mortgage loans, consumer loans, and investment securities, and the interest paid on interest-bearing liabilities. Net interest income totaled $1.81 million and $645,000 for the nine month and three month periods ended June 30, 1996, respectively, which is an increase of $388,000 and $117,000 over the respective nine month and three month periods ended June 30, 1995.


Interest Income
- ---------------

     Total interest income increased by $707,000, or 18.79%, from $3.76 million for the nine month period ended June 30, 1995, to $4.47 million for the nine month period ended June 30, 1996.
This is primarily due to an increase in interest income on mortgage loans of $698,000 from $3.37 million for the nine month period ended June 30, 1995, to $4.07 million for the nine month period ended June 30, 1996. The increase in interest income on loans generally reflects the availability of additional funds due to the stock conversion and advances from the FHLB, growth of

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)
- ---------------------------------------------------------------

Interest Income  (Continued)
- ---------------

loans receivable, and a higher average yield on loans receivable for the nine month period ended June 30, 1996, compared to the nine month period ended June 30, 1995.

     Total interest income increased by $197,000, or 14.56%, from $1.35 million for the three month period ended June 30, 1995, to $1.55 million for the three month period ended June 30, 1996. This is primarily due to an increase in interest income on mortgage loans of $239,000 from $1.19 million for the three month period ended June 30, 1995, to $1.42 million for the three month period ended June 30, 1996. This is partially offset by a decrease in interest income on investments of $43,000 from $158,000 for the three month period ended June 30, 1995, to $115,000 for the three month period ended June 30, 1996. The increase in interest income on loans generally reflects the availability of additional funds due to the stock conversion and advances from the FHLB, growth of loans receivable, and a higher average yield on loans receivable for the three month period ended June 30, 1996, compared to the three month period ended June 30, 1995.

Interest Expense
- ----------------

     Total interest expense increased by $319,000, or 13.65%, from $2.34 million for the nine month period ended June 30, 1995, to $2.65 million for the nine month period ended June 30, 1996. This is primarily due to an increase in interest expense on deposits of $290,000 from $2.32 million for the nine month period ended June 30, 1995, to $2.6 million for the nine month period ended June 30, 1996. The increase in interest expense on deposits generally reflects growth of deposits for the nine month period ended June 30, 1996, compared to the nine month period ended June 30, 1995.

     Total interest expense increased by $80,000, or 9.67%, from $826,000 for the three month period ended June 30, 1995, to $906,000 for the three month period ended June 30, 1996. This is primarily due to an increase in interest expense on deposits of $52,000 from $821,000 for the three month period ended June 30, 1995, to $873,000 for the three month period ended June 30, 1996. The increase in interest expense on deposits generally reflects growth of deposits for the three month period ended June 30, 1996, compared to the three month period ended June 30, 1995. In addition, the increase in interest expense was caused by an increase in interest expense on borrowed funds of $28,000, or 642% from $4,000 for the three month period ended June 30, 1995, to $32,000 for the three month period ended June 30, 1996.

Net Interest Income
- -------------------

     Net interest income increased by $388,000, or 27.2%, for the nine month period ended June 30, 1996, compared to the nine month period ended June 30, 1995, primarily due to the availability of additional funds due to the stock conversion and advances from the FHLB, and the growth of loans receivable.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS(Continued)
- -----------------------------------------------------------------

Net Interest Income  (Continued)
- -------------------

    Net interest income increased by $117,000, or 22.5%, for the three month period ended June 30, 1996, compared to the three month period ended June 30, 1995, primarily due to the availability of additional funds due to the stock conversion and advances from the FHLB, and the growth of loans receivable.

Provision for Losses
- --------------------

     There were no additions made to the provision for loan losses for the nine month and three month periods ended June 30, 1996. Management periodically reviews the need to increase the provision for loan losses based upon their evaluation of known and inherent risk characteristics of the loan portfolio. Total non-performing assets were $154,000 and $569,000 at June 30, 1996 and 1995, respectively, which represents .20% and .82% of total assets as of these dates, respectively. Management believes that the existing provision for loan losses is adequate based on their evaluation of known and inherent risk characteristics of the loan portfolio.


Non-Interest Income
- -------------------

     Non-interest income increased by $32,000, or 20.38%, to $189,000 for the nine month period ended June 30, 1996, from $157,000 for the nine month period ended June 30, 1995. This is primarily due to an increase in servicing fee income by $60,000 from $127,000 for the nine month period ended June 30, 1995, to $187,000 for the nine month period ended June 30, 1996, and due to an increase in gains on sales of securities to $37,000 for the nine month period ended June 30, 1996, from $6,000 for the nine month period ended June 30, 1995. These were partially offset by an increase in (losses) on sale of loans by $(53,000) for the nine month period ended June 30, 1996, compared to the nine month period ended June 30, 1995. Non-interest income decreased by $19,000, or 37.06%, to $32,000 for the three month period ended June 30, 1996, from $51,000 for the three month period ended June 30, 1995. This is the result primarily of an increase in servicing fee income by $35,000 to $70,000 for the three month period ended June 30, 1996, from $35,000 for the three month period ended June 30, 1995, offset by an increase in (losses) on sales of loans of $(43,000) for the three month period ended June 30, 1996, compared to the three month period ended June 30, 1995.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS(Continued)
- ---------------------------------------------------------------


Non-Interest Expense
- --------------------

     Non-interest expense increased by $247,000 or 25.47%, to $1,216,000 for the nine month period ended June 30, 1996, from $969,000 for the nine month period ended June 30, 1995, primarily due to an increase in salaries and employee benefits as a result of accrued benefits due under the directors retirement plan and the management recognition plan and an increase in other operating expenses resulting from costs incurred in the stock conversion.

     Non-interest expense increased by $52,000 or 16.72%, to $363,000 for the three month period ended June 30, 1996, from $311,000 for the three month period ended June 30, 1995, primarily due to an increase in salaries and employee benefits as a result of accrued benefits under the directors retirement plan and the management recognition plan, and increases in other operating expenses.

Income Taxes
- ------------

     Income tax provisions for the nine and three month periods ended June 30, 1996 and 1995, are generally reflective of the amounts of the company's pre-tax income and the effective income tax rate then in effect.


Liquidity and Capital Resources
- -------------------------------

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 10.45% for the nine month period ended June 30, 1996. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Bank's primary sources of funds are deposits, sale of mortgage loans, amortization and prepayment of loans, maturities of investment securities and other investments, borrowings through advances from the FHLB, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank periodically uses advances from the FHLB of Atlanta for liquidity purposes.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS(Continued)
- ----------------------------------------------------------------

Liquidity and Capital Resources  (Continued)
- -------------------------------

     During the nine months ended June 30, 1996, the company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $1.1 million. Cash was provided by operating activities of $725,000, net proceeds from sales and maturities of securities of $2.03 million, proceeds from sales of loans of $11.5 million, an increase in advances from FHLB of $1.8 million, net increases in deposit accounts of $3.25 million, unremitted collections on mortgage loans serviced of $1.1 million, and proceeds from sales of real estate owned of $80,000. These were offset by an increase in loan originations, net of repayments of $18.8 million, decreases in advances from borrowers for tax and insurance of $112,000, and cash dividends paid of $336,000.

     Management monitors projected liquidity needs and determines the level desirable based in part on commitments to make loans and management's assessments of their ability to generate funds. Loan commitments at June 30, 1996, were $3.11 million. These commitments are expected to be funded from liquid assets, cash flow from loan repayments, and, if needed, advances from FHLB of Atlanta.

     Under the regulatory capital requirements of the OTS, the Bank is required to maintain minimal capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement, and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital (the amount of capital computed under generally accepted accounting principles) must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets, plus off- balance-sheet items multiplied by the appropriate risk weight).

     The following table presents the Bank's capital position based on the June 30, 1996, financial statements:

                           Percent             Percent            Percent
                 Actual      of     Required     of      Excess     of
                 Amount    Assets    Amount    Assets    Amount    Assets
                 ------    ------   -------   -------   -------   --------
Tangible       $7,837,000  10.20    $1,152,000  1.50    $6,685,000   8.70
Core            7,837,000  10.20     2,305,000  3.00     5,532,000   7.20
Risk-weighted   8,176,000  20.74     3,154,000  8.00     5,022,000  12.74


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         Exhibit 27   Financial Data Schedule

         Reports on Form 8-K:

         None

                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1996          Security Federal Bancorp, Inc.
                               Registrant





                               /s/ Marlin D. Moore, Jr.
                               Marlin D. Moore, Jr.
                               Chairman and Chief Executive Officer
                               (The Duly Authorized Representative)



Date: August 13, 1996          /s/ John F. Harvard
                               John F. Harvard
                               President and Chief Financial Officer