Form 10KSB
period 1996-09-30
SECURITY FEDERAL BANCORP INC
filed 1996-12-30
CIK 929931

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 0-25728
                                              -------

                         SECURITY FEDERAL BANCORP, INC.
                       ---------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      63-1134627
---------------------------------                 -----------------------
(STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

2301 UNIVERSITY BOULEVARD, TUSCALOOSA, ALABAMA           35401-1593
-----------------------------------------------    ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (205) 345-8800
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The registrant's revenues for its most recent fiscal year were $6,218,267

As of December 13, 1996, the aggregate market value of the 432,831 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $7.9 million based on the last known sale price of $18.25 per share of the registrant's Common Stock on October 10, 1996. For purposes of this calculation, it is not assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates.

The total number of outstanding shares of the registrant's common stock at December 13, 1996 was 671,469.

Transitional small business disclosure format: No.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents (other than exhibits) incorporated by reference (and the Part of the Form 10-KSB into which the document is incorporated):

     1.   Current Report on Form 8-K dated February 19, 1996 (Part II).
     2. Portions of Proxy Statement for 1997 Annual Meeting of Stockholders to be filed not later than 120 days after the fiscal year ended September 30, 1996 (Part III).

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     THE COMPANY. Security Federal Bancorp, Inc. (the "Company"), a Delaware corporation, was incorporated under the laws of the State of Delaware to become a savings institution holding company with Security Federal Bank ("Security Federal" or the "Bank") as its subsidiary. The Company was incorporated at the direction of the Board of Directors of the Bank in June 1994. On March 31, 1995, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company (the "Conversion") and adopted its present name. In conjunction with the Conversion, the Company issued 671,469 shares of its common stock to the public.

     The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. Prior to its acquisition of the Bank, the Company had no significant assets and no liabilities and engaged in no business activities. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the business of a savings bank through the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

     The executive offices of the Company are located at 2301 University Boulevard, Tuscaloosa, Alabama 35401-1593, and its telephone number is (205) 345-8800.

     THE BANK. Security Federal was formed in 1965 as a federally chartered mutual savings and loan association. In 1966, the Bank obtained federal insurance of accounts, became a member of the FHLB of Atlanta, and commenced operations. In 1990, the Bank converted to a federally chartered mutual savings bank and changed its name to Security Federal Bank, a Federal Savings Bank. On March 31, 1995, the Bank converted to the stock form of ownership and adopted its current name. The Bank operates through its sole office in Tuscaloosa, Alabama.

     The Bank is principally engaged in the business of accepting deposits from the general public and investing these funds primarily in loans secured by first mortgages on one- to four-family residential properties located in its market area. The Bank also originates loans secured by savings accounts and infrequently originates commercial loans. At September 30, 1996, the Bank had total assets of $77.0 million, deposits of $61.2 million, net loans receivable of $70.0 million and retained earnings of $4.5 million.

     The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the OTS and the FDIC. Such regulation is intended primarily for the protection of depositors.

     Security Federal's executive offices are located at 2301 University Boulevard, Tuscaloosa, Alabama 35401-1593 and its telephone number is (205) 345-8800.

RECENT DEVELOPMENTS

     Deposit Insurance Premium Disparity and Special Assessment of SAIF Members. On August 8, 1995, the FDIC approved a significant reduction in the deposit insurance premiums charged to those financial institutions that are members of the Bank Insurance Fund ("BIF"). No similar reduction was approved for institutions, such as the Bank, that are members of the SAIF. This amendment created a significant disparity between the deposit insurance premiums paid by BIF and SAIF members. On September 30, 1996, the President signed legislation to recapitalize the SAIF, thereby alleviating this disparity. The Bank was assessed a one-time assessment of 65.7 basis points imposed on SAIF-insured deposits at March 31, 1995. The payment of the special assessment of $381,113 on a pre-tax basis adversely affected the Bank's financial condition and results of operations. For additional information see "Regulation of the Bank -- Deposit Insurance."

MARKET AREA

     The Bank considers its primary area for deposits and lending to consist of the Tuscaloosa metropolitan statistical area, consisting of Tuscaloosa County. To a lesser extent, the Bank also conducts operations in the neighboring counties of Jefferson, Bibb, Hale, Greene, Pickens and Fayette.

     The metropolitan Tuscaloosa area has a diversified economy based on a combination of services, education, trade, manufacturing and government. Employers include Jim Walters Resources (mining), Uniroyal Goodrich and JVC, as well as four large hospitals and the University of Alabama. Based upon the 1992 census, Tuscaloosa and Tuscaloosa County have populations of approximately 78,000 and 153,000, respectively. In addition, approximately 19,000 full time students attending the University of Alabama are not included in these population statistics.

     The unemployment rate for Tuscaloosa County in October 1996 was 3.5%, compared to rates of 5% and 5.2% for the State of Alabama and the United States, respectively. The relatively low unemployment rate is believed to reflect the overall stability of Tuscaloosa County's economy. Economic development in the Bank's market area also is believed to stabilize employment.

     Mercedes Benz, a European automaker, is currently constructing a plant within Tuscaloosa County. The plant is expected to be operational within the next year, and is expected to employ approximately 1,500 persons.

LENDING ACTIVITIES

     General.   The principal lending activity of Security Federal is the
origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied one-to four-family residential properties in the Bank's primary market area. At September 30, 1996, one- to four-family mortgage loans constituted 84.0% of the Bank's gross loan portfolio. A majority of such mortgage loans have adjustable rates, although a significant amount of fixed rate mortgage loans are also originated. The Bank also originates multi-family residential, construction and commercial real estate loans, as well as a small amount of consumer loans primarily secured by deposits.

     Prior to the 1980s, the Bank's residential lending activities consisted primarily of originating fixed rate mortgage loans with maturities of up to 30 years for retention in the loan portfolio. Fundamental changes in the regulation of savings institutions in the early 1980s and then prevailing economic conditions combined to increase significantly both the level and volatility of the Bank's cost of funds. Since the early 1980s, the Bank has sought to build a more rate-sensitive loan portfolio by originating adjustable rate mortgages in addition to continuing to originate fixed-rate mortgage loans. Adjustable rate mortgages generally are indexed to the weekly average rate on United States Treasury securities adjusted to a constant maturity, usually one year ("U.S. Treasury Constant Maturity Index"). At September 30, 1996, the Bank's one- to four-family mortgage loan portfolio consisted of 60.9% of adjustable rate loans and 39.1% of fixed rate loans. Most mortgage loans are underwritten to qualify for sale in the secondary market.

     The Bank continues to originate fixed-rate one- to four-family mortgage loans in response to consumer demand generated by the decline in market interest rates. In an environment of declining interest rates which continues to prevail, borrowers tended to prefer long term, fixed rate mortgage loans rather than adjustable rate mortgage loans with short-term interest rate changes. Security Federal nonetheless continued to originate adjustable-rate mortgage loans. Although most of the Bank's fixed-rate loans are originated for sale in the secondary market, the Bank's fixed-rate loan originations depend upon the level of interest rate risk that the Bank is willing to accept given its capital, profitability and other factors. The Bank continues to emphasize pricing of its adjustable rate mortgage loans to continue attracting this type of loan.

     The Bank intends to continue actively monitoring the interest rate environment, prepayment activity, interest rate risk and other factors in developing its strategy with respect to the volume and pricing of its fixed rate loans and in its lending activities generally.

     Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     At September 30, 1996, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.24 million. The Bank's five largest loans to one borrower outstanding at September 30, 1996 ranged from $1,507,503 to $808,725. At September 30, 1996, the Bank had one loan that exceeded the lending limit. This loan inadvertently resulted from the Bank calculating the lending limit on a consolidated basis including the capital of its holding company. According to OTS regulations, however, the lending limit is based solely on the capital of the Bank. Though management is considering appropriate measures to comply with the regulations, management does not expect the Bank to experience any loss as a result of inadvertently exceeding the lending limit. The Bank's future lending will consider the lending limit without consideration of the holding company's capital.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At September 30, 1996, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                           AT SEPTEMBER 30,
                                       ---------------------------------------------------------
                                              1994               1995                 1996
                                       -----------------   -----------------   -----------------
                                       AMOUNT       %      AMOUNT       %      AMOUNT       %
                                       -------   -------   -------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Type of Loan:
------------
Real estate loans --
  Construction loans................   $ 4,334     7.83%   $ 6,015     9.64%   $ 6,240     8.52%
  One- to four-family residential...    45,142    81.60     51,281    82.17     60,014    84.06
  Multi-family......................     3,418     6.18      2,715     4.35      3,478     4.75
  Commercial........................     1,870     3.38      1,885     3.02      1,410     1.93

Non-mortgage loans --
  Savings account loans.............       559     1.01        507      .81        468      .63
  Home improvement loans............         1       --          5      .01          7      .01
  Home equity loans.................        --       --         --       --         70      .10
  Commercial business...............        --       --         --       --         --       --
                                       -------   ------    -------   ------    -------   ------
                                        55,324   100.00%    62,408   100.00%    71,687   100.00%
                                                 ======              ======              ======

Less:
  Loans in process..................     1,579               1,958               2,409
  Deferred loan fees................       242                 309                 437
  Loan loss reserve.................       330                 330                 330
                                       -------             -------             -------
     Total..........................   $53,173             $59,811             $68,511
                                       =======             =======             =======

     Loan Maturity Schedule. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                               DUE DURING THE             DUE AFTER
                                                                                YEAR ENDING              3 THROUGH
                                1 MONTH        3 MONTHS       6 MONTHS         SEPTEMBER 30,           5 YEARS AFTER
                                THROUGH        THROUGH        THROUGH       ---------------------       SEPTEMBER 30,
                                3 MONTHS       6 MONTHS        1 YEAR          1998       1999              1996
                                --------       --------       -------       ---------   ---------      --------------
                                                                                                       (IN THOUSANDS)


Real estate mortgage.........    $  224          $  6        $  128           $ 325       $ 104          $1,738
Real estate construction/
  permanent..................     1,691           821         2,227              76          --              --
Consumer.....................        57            22           190              47         136              95
                                 ------          ----        ------           -----       -----          ------
     Total...................    $1,972          $849        $2,545           $ 448       $ 240          $1,833
                                 ======          ====        ======           =====       =====          ======

                                   DUE AFTER           DUE AFTER
                                   5 THROUGH          10 THROUGH          DUE AFTER 15
                                10 YEARS AFTER      15 YEARS AFTER        YEARS AFTER
                                 SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                     1996                1996                 1996               TOTAL
                                --------------      --------------       --------------          -----


Real estate mortgage.........       $3,667              $10,161              $48,549           $64,902
Real estate construction/
  permanent..................           55                   50                1,320             6,240
Consumer.....................           --                   --                   --               545
                                    ------              -------              -------           -------
     Total...................       $3,722              $10,211              $49,869           $71,687
                                    ======              =======              =======           =======

     The following table sets forth at September 30, 1996, the dollar amount of all loans due more than one year after September 30, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                               PREDETERMINED     FLOATING OR
                                   RATES       ADJUSTABLE RATES
                               -------------   ----------------
                                       (IN THOUSANDS)


 Real estate mortgage.......      $23,414          $41,128
 Real estate construction...          946              555
 Consumer...................           --              278
                                  -------          -------
     Total..................      $24,360          $41,961
                                  =======          =======

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, "due-on-sale" clauses in mortgage loans generally give Security Federal the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are a means of increasing the rate on existing mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans. The approximate average length of time that loans made by the Bank on one- to four-family residences remain outstanding is seven years.

     One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residential properties. The purchase price or appraisal value of most of such residences is currently in approximately the $95,000 to $105,000 range, with Security Federal's loan
amounts averaging approximately $85,000.   Management believes that price range
includes the majority of the single family properties in the Bank's market area. At September 30, 1996, $60.0 million or 83.7% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were primarily owner-occupied, single-family residences primarily located in the Bank's market area.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with loan-to-value ratios in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is 80%.

     Security Federal originates fixed-rate mortgage loans on one- to-four family residential properties with terms to maturity of up to 30 years.
Although most such loans are amortized on a monthly basis, with principal and interest due each month, some fixed-rate loans are originated on a long-term amortizing basis with balloon payments due up to 7 years from date of origination. Security Federal originated $24.6 million in fixed-rate one- to-four family mortgage loans during the year ended September 30, 1996. Such loans are originated primarily for sale in the secondary market. A small number of loans have been sold in prior years to individuals and other lending institutions.

     Security Federal began originating conventional residential mortgage loans with adjustable rates in the early 1980's, in response to fluctuating interest rates. Currently, the Bank principally offers adjustable-rate mortgage loans with rate adjustments indexed to the U.S. Treasury Constant Maturity Index. The primary adjustable rate product is a five year adjustable rate mortgage loan that has a 2% cap on yearly adjustments and a 6% adjustment cap over the life of the loan. Security Federal originated $8.73 million in adjustable rate one-to-four family mortgage loans during the year ended September 30, 1996. Such loans are primarily originated for the Bank's own loan portfolio. However, from time to time the Bank may sell adjustable rate loans in the secondary market for liquidity.

     The retention of adjustable-rate mortgage loans in the Bank's portfolio helps reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate mortgages will adjust sufficiently to compensate for increases, if any, in the Bank's cost of funds.

     Construction Lending. Security Federal engages in construction lending, involving loans to qualified borrowers for construction of one- to four-family residential properties. These properties are primarily located in the Bank's market area. At September 30, 1996 the Bank's loan portfolio included $6.24 million of loans secured by properties under construction, the majority of which were construction/permanent loans structured to become permanent loans upon the completion of construction. To a lesser extent, the Bank also originates interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

     Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans.

     Multi-Family and Commercial Real Estate Lending. Although Security Federal has not actively pursued multi-family and commercial real estate lending because of its emphasis on providing mortgage loans secured by one- to four-family residences, the Bank originates limited amounts of such loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from single-family mortgage loans. Security Federal's multi-family loans are primarily secured by apartment buildings in the Bank's market area. The commercial real estate loans originated by the Bank have generally been made to small businesses and have primarily been secured by first mortgages on commercial real property as well as personal guarantees. At September 30, 1996, loans on commercial real estate properties constituted approximately $3.48 million, or 4.85% of the Bank's gross loan portfolio.

     Multi-family and commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, Security Federal generally limits such lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current policy to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. Substantially all of the properties securing the Bank's multi-family and commercial real estate loans are inspected by the Bank's lending personnel
before the loan is made.   The Bank also obtains appraisals on each property in
accordance with applicable regulations. If such loans later become delinquent, the Bank contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings.

     Consumer Lending. Security Federal does not emphasize consumer lending. The Bank's consumer loans primarily consist of loans secured by deposit account balances. The Bank generally makes certificate of deposit loans for up to 90% of the face amount of the certificate. The interest rate on these loans generally is 2.0% above the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand, and the account must be assigned to the Bank as collateral for the loan. At September 30, 1996 such loans amounted to $468,000, or .65% of the Bank's gross loan portfolio.

     Although the Bank does not currently intend to originate consumer loans other than consumer loans secured by deposit account balances, in the future the Bank may consider engaging in other types of consumer lending. Consumer loans not secured by a deposit account balance generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     Commercial Business Lending. Security Federal does not solicit commercial business loans, and at September 30, 1996, had no commercial business loans outstanding. In the future the Bank may consider engaging in commercial business lending, particularly the origination of commercial business loans on a selected basis and in limited amounts to small and medium sized businesses in its market area. Commercial business loans may be larger and involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. It is anticipated that any such lending would be restricted to borrowers with which the Bank has substantial experience or who are otherwise well known to Security Federal.

     Loan Solicitation and Processing. Loan originations primarily come from walk-in customers and referrals by realtors, homebuilders, depositors and borrowers. Loan applications are underwritten and closed on the Bank's own loan guidelines.

     Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank.

     The Board of Directors of Security Federal has the responsibility and authority for general supervision over the loan policies of the Bank. All loans, regardless of dollar amount, are approved prior to closing by a loan committee comprised of three Bank directors.

     Loan applicants are promptly notified of the decision of the Bank. The Bank generally issues loan commitments for a term not to exceed 60 days. Security Federal currently charges a fee of .25% of the loan amount to guarantee the interest rate up to 60 days. If an approved loan is not funded within 60 days, the applicant must re-apply. It has been management's experience that less than 10% of commitments expire without being funded. Fire and casualty insurance are required for all loans as appropriate, and a title opinion or title insurance is required for loans secured by real estate.

     Originations and Sales of Loans.   The following table sets forth certain
information with respect to originations and sales of loans during the periods indicated.

                                  YEAR ENDED SEPTEMBER 30,
                                 ---------------------------
                                  1994      1995      1996
                                 -------   -------   -------
                                       (IN THOUSANDS)
Loans originated:
  Real estate loans:
    Construction loans........   $ 5,632   $ 7,127   $ 8,740
    One- to four-family.......    28,805    19,875    33,331
    Multi-family..............        --        --     1,091
    Commercial................        36        --        --
  Consumer loans..............       322         7        13
  Commercial business loans...        --        61        --
                                 -------   -------   -------
     Total loans originated...   $34,795   $27,070   $43,175
                                 =======   =======   =======

Loan purchased:
  Real estate loans:
    Commercial loans..........   $    --   $    --   $    --
                                 -------   -------   -------
     Total loans purchased....   $    --   $    --   $    --
                                 =======   =======   =======

Loans sold:
  Whole loans.................   $22,605   $ 9,374   $15,336
                                 -------   -------   -------
     Total loans sold.........   $22,605   $ 9,374   $15,336
                                 =======   =======   =======

     Security Federal sold $15.34 million of its residential mortgage loans in the year ended September 30, 1996. Almost all loans are sold in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"), although a small number of loans have, from time to time, been sold to individual investors and other institutions. Security Federal does not retain any participation interest in any loans which are sold, but in most cases the Bank retains servicing rights on the loans sold. As of September 30, 1996, the Bank was servicing 1,132 loans totaling $71.8 million. During the year ended September 30, 1996, loan servicing fees amounted to approximately 3.5% of total gross income. See Note 4 of Notes to Consolidated Financial Statements.

     Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and fees for miscellaneous services related to its loans. The Bank charges a fee for its costs associated with the origination of adjustable rate mortgage loans and fixed rate mortgage loans in addition to a 1% origination fee. All fee income is recognized by the Bank in accordance with guidelines established by Statement of Financial Accounting Standards ("SFAS") No. 91.

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Security Federal at the time such loans are originated or acquired. At September 30, 1996, the Bank had received $436,000 of loan fees that had been deferred and were being recognized as income over the estimated lives of the related loans.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. The Bank has an asset classification committee, consisting of four employees of the Bank, including President John F. Harvard, which meets monthly to review assets and determine whether those assets should be classified pursuant to OTS regulations. Through the committee, the Bank has determined that at September 30, 1996 it had $1,030,000 in assets classified as substandard, and no assets classified as doubtful, loss, or "special mention." For additional information, see " -- Non-Performing Loans and Other Problem Assets."

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality and risk. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank was examined by the OTS in May 1995 and its loan loss allowance
was considered by the OTS to be adequate as of that time.   While the Bank
believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio during future examinations, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively effecting the Bank's financial condition and earnings.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                            YEAR ENDED SEPTEMBER 30,
                                           ---------------------------
                                            1994      1995      1996
                                           -------   -------   -------
                                             (DOLLARS IN THOUSANDS)

Balance at beginning of period..........    $ 330     $ 330     $ 330
                                           ------    ------    ------
Loans charged-off:
  Real estate -- mortgage:
    Residential.........................       --        --        --
    Commercial..........................       --        --        --
  Real estate -- construction...........       --        --        --
  Commercial business...................       --        --        --
  Consumer..............................       --        --        --
                                           ------    ------    ------
Total charge-offs.......................       --        --        --
                                           ------    ------    ------

Recoveries:
  Real estate -- mortgage:
    Residential.........................       --        --        --
    Commercial..........................       --        --        --
  Real estate -- construction...........       --        --        --
  Commercial business...................       --        --        --
  Consumer..............................       --        --        --
Total recoveries........................       --        --        --

Net loans charged-off...................       --        --        --

Provision for loan losses...............       --        --        --
                                           ------    ------    ------
Balance at end of period................    $ 330     $ 330     $ 330
                                           ======    ======    ======
Ratio of net charge-offs to average
  loans outstanding during the period...     --  %      -- %     --  %
Allowance for loan losses to total
  loans receivable, gross...............      .60%      .53%      .46%
                                           ======    ======    ======

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           SEPTEMBER 30,
                                           ------------------------------------------------------------------------------------
                                                     1994                            1995                         1996
                                           ---------------------------      ------------------------     ----------------------
                                                          PERCENT OF                     PERCENT OF                 PERCENT OF
                                                           LOANS IN                       LOANS IN                   LOANS IN
                                                        EACH CATEGORY                  EACH CATEGORY              EACH CATEGORY
                                                           TO TOTAL                       TO TOTAL                   TO TOTAL
                                           AMOUNT           LOANS           AMOUNT          LOANS        AMOUNT        LOANS
                                           ------       --------------      ------     -------------     ------     -----------
                                                                        (DOLLARS IN THOUSANDS)

Real estate - mortgage:
  Residential (1)......................     $ 185            87.78%          $ 186         86.57%          $121        88.92%
  Commercial...........................        91             3.38             110          3.01             91         1.93
Real estate - construction.............        49             7.83              31          9.59            114         8.52
Consumer...............................         5             1.01               3           .83              4          .64
                                            -----           ------           -----        ------           ----       ------
     Total allowance for loan losses...     $ 330           100.00%          $ 330        100.00%          $330       100.00%
                                            =====           ======           =====        ======           ====       ======

___________________
(1)  Includes multi-family.


     Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. After mortgage loans become past due more than 90 days, the Bank places them on non-accrual status. The Bank has had a favorable loan loss history, and has not charged off any residential real estate loans during fiscal years 1994, 1995 and 1996, respectively. See Note 4 of Notes to Consolidated Financial Statements.

     The Bank's collection procedures provide that when a loan becomes past due 10 days, the borrower is contacted by mail, and payment is requested. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. After a loan becomes past due 90 days, the Bank generally initiates legal proceedings. Loans delinquent 90 days or greater are managed based on a workout plan developed by the Bank and the borrower.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its net realizable value. Any required write-down of the loan to its appraised fair market value less selling costs upon foreclosure is charged against the valuation allowance for real estate owned. The Bank generally attempts to sell the property at a price no less than its net book value; however, the Bank will consider a slight discount to the appraised value to expedite the return of the funds to an earning status.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                        AT SEPTEMBER 30,
                                                     -----------------------
                                                      1994    1995     1996
                                                     ------   -----   ------
                                                     (DOLLARS IN THOUSANDS)

Loans accounted for on a non-accrual basis: (1)
  Real estate:
    Construction..................................   $  180   $  --   $  426
    Residential (2)...............................      521      95      268
    Commercial....................................      223     333       --
  Commercial business.............................       --      --       --
  Consumer........................................       --      --       --
                                                     ------   -----   ------
     Total........................................   $  924   $ 428   $  694
                                                     ======   =====   ======

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
    Construction..................................   $   --   $  --   $   --
    Residential...................................       49      --      372
    Commercial....................................       --      --       --
  Commercial business.............................       --      --       --
  Consumer........................................       --      --       --
                                                     ------   -----   ------
     Total........................................   $   49   $  --   $  372
                                                     ======   =====   ======

     Total of non-performing loans................   $  973   $ 428   $1,066
Real estate owned.................................      162     162      117
                                                     ------   -----   ------
Total non-performing assets.......................   $1,135   $ 590   $1,183
                                                     ======   =====   ======
----------------

(1) Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2)  Includes multi-family loans.


     Management believes there was no single non-performing asset at September 30, 1996 which presents a significant risk of loss to Security Federal except for one office building located in Atlanta, Georgia in which the Bank has a 42.45% participation interest and which is held as real estate owned. The Bank's portion of the book value of the buildings was $82,243 at September 30, 1996. During the fiscal year ending September 30, 1996, the Bank sold an office building in the same complex for approximately its remaining book value. In addition, there was an offer on the second building for approximately its book value plus closing costs. Management monitors this asset and believes net book value of the asset's consistent with the Bank's probable net recovery on the eventual sale of the asset.

     The Bank establishes general reserves for all classified loans, and the loan is written down to an amount the Bank determines to be the fair value of the property based on regular inspections of the property by management.
Updated appraisals generally are not conducted until after a loan enters foreclosure proceedings, and there may be risks associated with not obtaining updated appraisals on classified loans. The most significant risk could be a market value substantially below the current book value of the property, thereby requiring a charge against the valuation allowance for real estate owned. However, due to the relatively small number of classified loans in the Bank's portfolio, the small number of large commercial real estate loans in the portfolio, the origination of commercial real estate loans only in the Bank's market area, and the fact that inspections by management are conducted regularly, management does not consider the lack of obtaining updated appraisals on classified loans as a significant risk.

     At September 30, 1996, management had identified 16 loans aggregating approximately $1.39 million, which were between 60 and 89 days delinquent and were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. Management does not expect Security Federal to experience any material loss on these loans in the future.

     During the year ended September 30, 1996, gross interest income of $21,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. No interest on such loans was included in income during these periods.

INVESTMENT ACTIVITIES

     Security Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to all maintain. For additional information, see "Regulation of the Bank --Liquidity Requirements."

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of federal government and agency securities and qualified deposits in the FHLB of Atlanta and in other financial institutions. The investment portfolio consists of short- and intermediate-term investments, which mature in five years or less. The cash and investment portfolio has increased in recent periods, as excess cash flow resulting from loan portfolio shrinkage has largely been maintained in cash and investments. At September 30, 1996, the Bank had no forward commitments to purchase or sell any securities. The Bank's investment policy prohibits the purchase of junk bonds, mortgage derivatives or futures. Investment decisions generally are made by the Investment Committee consisting of Directors Sealy, Moore and Harvard.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                    At September 30,
                                                ------------------------
                                                 1994     1995     1996
                                                ------   ------   ------
                                                     (In thousands)
Investment securities:
  U.S. government and agency obligations.....   $3,751   $7,147   $2,985
  State and municipal obligations............       --       --       --
                                                ------   ------   ------
     Total investment securities.............    3,751    7,147    2,985
Interest-earning deposits and certificates...    5,584      977      993
FHLB stock...................................      498      508      539
                                                ------   ------   ------
     Total investments.......................   $9,833   $8,632   $4,517
                                                ======   ======   ======

See Note 3 of the Notes to Consolidated Financial Statements.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at September 30, 1996.

                                 ONE YEAR OR LESS      ONE TO FIVE YEARS     FIVE TO TEN YEARS
                                -------------------   -------------------   -------------------
                                CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                 VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                --------   --------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and
    agency securities........   $     --        --%     $2,984      6.29%   $     --        --%
  Other......................         --        --          --        --          --        --
Interest-earning deposits....        993      5.31          --        --          --        --
FHLB stock...................         --        --          --        --          --        --
                                --------                ------              --------
     Total...................   $    993      5.31      $2,984      6.29    $     --        --
                                ========                ======              ========

                                        MORE THAN TEN                  TOTAL
                                            YEARS               INVESTMENT PORTFOLIO
                                      ------------------    -------------------------------
                                      CARRYING   AVERAGE    CARRYING   MARKET     AVERAGE
                                       VALUE      YIELD      VALUE     VALUE       YIELD
                                      --------   --------   --------   ------   -----------
                                                     (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and
    agency securities........           $ --         --%     $2,984    $2,984       6.29%
  Other......................              1         --           1         1         --
Interest-earning deposits....             --         --         993       993       5.31
FHLB stock...................            539       7.25         539       539       7.25
                                        ----                ------     ------
     Total...................           $540       7.25      $4,517    $4,517       6.19
                                        ====                 ======    ======

MORTGAGE-BACKED SECURITIES

     In 1991 and prior years, Security Federal maintained a portfolio of Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") participation certificates. Such certificates are guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans which are exchanged for such securities, they present substantially lower credit risk and more liquidity than individual loans and may be used to collateralize obligations of the Bank. Although the Bank held no mortgage-backed securities at September 30, 1996, in the future the Bank may determine to invest again in such securities based on liquidity levels and overall lending activity.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits and sales of loans are the primary sources of the Bank's funds for lending and other investment purposes. In addition to deposits and sales of loans, Security Federal derives funds from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings must be used to supplement Security Federal's available funds, and from time to time Security Federal has borrowed funds from the FHLB of Atlanta. See Note 12 of Notes to Consolidated Financial Statements.

     Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of passbook savings accounts and certificates of deposit ranging in term from six months to five years. Security Federal advertises regularly on radio and television and in the local newspaper depending on the Bank's need for deposits. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

     The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon a combination of then prevailing economic conditions, Treasury yield information, competition, other relevant market data, prior period deposit activity, a survey of local deposit rates and the Bank's need for funds. Deposit pricing is established weekly by senior management. Historically, Security Federal has paid deposit rates at the upper end of its market area.

     Over the last several years, the balances of total deposits have shown a steady increase, as management has followed a moderate growth strategy to support lending activities and to leverage the operations and fixed assets of the Bank.

     Savings deposits in the Bank as of September 30, 1996 were represented by the various types of savings programs described below.

WEIGHTED
AVERAGE
INTEREST      MINIMUM                                 MINIMUM               PERCENTAGE OF
  RATE         TERM            CATEGORY                AMOUNT    BALANCES   TOTAL SAVINGS
--------      -------          --------               --------   --------   -------------
3.50%         None       Passbook Savings Accounts     $   50    $ 3,711        6.06%

                         Certificates of Deposit
                         -----------------------

4.99          180 days   180 Fixed-Term, Fixed-Rate     2,500      3,085        5.04
5.80          12-month   Fixed-Term, Fixed-Rate         1,000     20,442       33.37
5.70          18-month   Fixed-Term, IRA Accounts         100      1,492        2.44
6.70          36-month   Fixed-Term, IRA Accounts         100         54         .09
6.76          60-month   Fixed-Term, IRA Accounts         100      1,417        2.31
6.10          18-month   Fixed-Term, Fixed-Rate         1,000      6,256       10.21
6.01          24-month   Fixed-Term, Fixed-Rate         1,000     12,507       20.42
6.38          30-month   Fixed-Term, Fixed-Rate         1,000      1,125        1.84
6.40          36-month   Fixed-Term, Fixed-Rate         1,000      3,411        5.57
6.54          48-month   Fixed-Term, Fixed-Rate         1,000      1,073        1.75
6.18          60-month   Fixed-Term, Fixed-Rate         1,000      6,679       10.90
                                                                 -------      ------
                                                                 $61,252      100.00%
                                                                 =======      ======

     See Note 17 of Notes to Consolidated Financial Statements.

     At this time, Security Federal does not offer checking accounts. The Bank is currently considering whether the benefits of offering those accounts outweigh the administration and maintenance costs of such accounts.

     The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing passbook deposits and time deposits.


                                             YEAR ENDED SEPTEMBER 30,
                     ------------------------------------------------------------------------
                              1994                     1995                    1996
                     ----------------------   ----------------------   ----------------------
                     INTEREST-                INTEREST-                INTEREST-
                      BEARING                  BEARING                  BEARING
                      PASSBOOK      TIME       PASSBOOK      TIME       PASSBOOK      TIME
                      DEPOSITS    DEPOSITS     DEPOSITS    DEPOSITS     DEPOSITS    DEPOSITS
                     ----------   ---------   ----------   ---------   ----------   ---------
Average Balance...      $6,049     $51,645       $4,399     $53,024       $3,821     $54,892
Average Rate......        3.48%       4.90%        3.50%       6.29%        3.50%       6.25%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                          INCREASE                             INCREASE
                                                         (DECREASE)                           (DECREASE)
                                BALANCE AT                  FROM       BALANCE AT                FROM
                               SEPTEMBER 30,   %         SEPTEMBER    SEPTEMBER 30,   %        SEPTEMBER
                                   1994      DEPOSIT     30, 1993        1995      DEPOSITS    30, 1994
                                  -------   ---------    ---------      -------   ---------    ---------
                                                            (DOLLARS IN THOUSANDS)
Passbook and regular
 savings.....................     $ 5,102        8.55%   $  (2,140)     $ 3,688        6.47%   $  (1,414)
Certificates:
 6 month.....................       5,305        8.89       (4,420)       4,436        7.79         (869)
 12 month....................      13,233       22.17          408        6,622       11.62       (6,611)
IRA accounts.................       2,630        4.41           73        3,045        5.34          415
1 - 3 year certificates......      24,279       40.69        8,903       31,117       54.62        6,838
4 - 5 year certificates......       9,124       15.29        1,063        8,067       14.16       (1,057)
                                  -------      ------    ---------      -------      ------    ---------
  Total                           $59,673      100.00%   $   3,887      $56,975      100.00%   $  (2,698)
                                  =======      ======    =========      =======      ======    =========
                                                            INCREASE
                                                           (DECREASE)
                                   BALANCE AT                 FROM
                                  SEPTEMBER 30,     %       SEPTEMBER
                                      1996      DEPOSITS     30, 1995
                                     -------    --------    ---------
                                          (DOLLARS IN THOUSANDS)
Passbook and regular
 savings.....................        $ 3,711        6.06%   $      23
Certificates:
 6 month.....................          3,085        5.04       (1,351)
 12 month....................         20,442       33.37       13,820
IRA accounts.................          2,963        4.84          (82)
1 - 3 year certificates......         23,299       38.04       (7,818)
4 - 5 year certificates......          7,752       12.65         (315)
                                     -------      ------    ---------
  Total                              $61,252      100.00%   $   4,277
                                     =======      ======    =========

     Time Deposits by Rates. The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                    AT SEPTEMBER 30,
               ---------------------------
                1994      1995      1996
               -------   -------   -------
                     (IN THOUSANDS)

2 - 3.99%...   $ 7,798   $    --   $    --
4 - 5.99%...    40,873    27,830    43,423
6 - 7.99%...     5,034    25,368    14,118
8 - 9.99%...       866        89        --
               -------   -------   -------
               $54,571   $53,287   $57,541
               =======   =======   =======

     Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of time deposits at September 30, 1996.

                                                                 AMOUNT DUE
                                            -----------------------------------------------------
                                            LESS THAN                            AFTER
RATE                                        ONE YEAR    1-2 YEARS   2-3 YEARS   3 YEARS    TOTAL
----                                        ---------   ---------   ---------   -------   -------
                                                              (IN THOUSANDS)
2 - 3.99%................................     $    --     $    --      $   --   $    --   $    --
4 - 5.99%................................      28,411      12,399       2,126       487    43,423
6 - 7.99%................................       5,884       5,107         826     2,301    14,118
                                              -------     -------      ------   -------   -------
                                              $34,295     $17,506      $2,952   $ 2,788   $57,541
                                              =======     =======      ======   =======   =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.


                                                    CERTIFICATES
                MATURITY PERIOD                      OF DEPOSIT
                ---------------                     ------------
                                                   (IN THOUSANDS)

                Three months or less............          $  101
                Over three through six months...             849
                Over six through 12 months......           2,232
                Over 12 months..................           2,337
                                                          ------
                   Total........................          $5,519
                                                          ======

     Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.

                                             YEAR ENDED SEPTEMBER 30,
                                          ------------------------------
                                           1994       1995       1996
                                          -------   --------   ---------
                                                  (IN THOUSANDS)

Deposits...............................   $34,069   $38,676    $ 30,340
Withdrawals............................    31,772    42,945     (28,424)
                                          -------   -------    --------
  Net increase (decrease)
    before interest credited...........     2,297    (4,269)      1,916
Interest credited......................     1,590     1,571       2,361
                                          -------   -------    --------
    Net increase in savings deposits...   $ 3,887   $(2,698)   $  4,277
                                          =======   =======    ========

     The Bank expects that a significant amount of the certificates of deposit expiring within the twelve months following September 30, 1996 will be renewed. Should such deposits not be renewed, the Bank expects to rely upon its excess liquidity and/or borrowings from the FHLB of Atlanta as short-term funding alternatives.

     The Bank generally does not offer premiums for deposits and does not offer interest rates on deposits which exceed the highest rates offered by other financial institutions in its market area. From time to time the Bank has instituted promotional programs which resulted in increased rates being paid on deposits. Management's strategy is to maintain slow and measured growth for the Bank.

     The Bank does not have any comprehensive plan to attract IRA funds. However, the Bank is considering the benefits of offering new products in order to attract new deposits.

     Borrowings. Total borrowings were $2.84 million at September 30, 1996 and consisted entirely of advances from the FHLB of Atlanta. This amount consists of four separate advances, the first for $585,000 taken in 1991 for a 20-year term with an interest cost of 3.0% utilized to fund an affordable housing program extended by the Bank. The other three advances were all taken in the fiscal year ended September 30, 1996 and are short-term advances with a maturity of one year. These advances were for $1,000,000, $500,000, and $750,000 for a total of $2,250,000. Each of these advances has a variable interest rate that was 6.05% at September 30, 1996.

     The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

                                                    AT OR FOR THE
                                                YEAR ENDED SEPTEMBER 30,
                                                ------------------------
                                                 1994     1995     1996
                                                ------   ------   ------
                                                 (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
 Long-term borrowings from FHLB - Atlanta....   $ 585    $ 585    $  585
 Short-term borrowings from FHLB - Atlanta...      --      700     2,250
 Mortgage note payable.......................      44      425        40

Weighted average rate paid on:
 Long-term borrowings from FHLB - Atlanta....    3.00%    3.00%     3.00%
 Short-term borrowings from FHLB - Atlanta...      --     7.00      6.05
 Mortgage note payable.......................    8.00     8.00      8.00

                                                   FOR THE YEAR ENDED
                                                      SEPTEMBER 30,
                                                ------------------------
                                                 1994     1995     1996
                                                -----    -----    ------
                                                    (IN THOUSANDS)
Maximum amount of borrowings outstanding
 at any month end:
 Long-term borrowings from FHLB - Atlanta....   $ 585    $ 585    $  585
 Short-term borrowings from FHLB - Atlanta...      --      700     4,150
 Mortgage note payable.......................      46       44        42


                                                   FOR THE YEAR ENDED
                                                      SEPTEMBER 30,
                                                -------------------------
                                                 1994     1995      1996
                                                -----    -----     ------
                                                 (DOLLARS IN THOUSANDS)
Approximate average borrowings outstanding
 with respect to:
 Long-term borrowings from FHLB - Atlanta....   $ 585    $ 585     $  585
 Short-term borrowings from FHLB - Atlanta...      --      158      1,172
 Mortgage note payable.......................      45       43         41

Approximate weighted average rate paid on:
 Long-term borrowings from FHLB - Atlanta....    3.00%    3.00%      3.00%
 Short-term borrowings from FHLB - Atlanta...      --     5.62       5.26
 Mortgage note payable.......................    8.00     8.00       8.00

     Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. See Note 12 of Notes to Consolidated Financial Statements.

     The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Security Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation of the Bank -- Federal Home Loan Bank System."

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Security Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of September 30, 1996 Security Federal was authorized to invest up to approximately $2.3 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, which Security Federal currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank does not own any service corporations.

EMPLOYEES

     As of September 30, 1996, Security Federal had seventeen full-time and two part-time employees, none of whom was represented by a collective bargaining agreement. Security Federal believes that it enjoys good relations with its personnel.

COMPETITION

     Security Federal has experienced substantial and increasing competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Primary competition for savings deposits and other financial services comes from eight commercial banks and other financial institutions (one other thrift institution and eight credit unions) located in its primary market area. In addition to numerous local financial institutions, the services and attractive rates offered by investment and insurance companies provide significant competition. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage companies, investment companies and finance companies.

     The Bank's primary competition comes from institutions headquartered in Tuscaloosa, as well as numerous additional regional commercial banks, which have branch offices located in the Bank's market area. Many competing financial institutions have financial resources substantially greater than Security Federal and offer a wider array of deposits and loan products.

     The Bank is a community oriented financial institution serving its market area with deposit services, residential and commercial real estate loans and loans secured by savings deposits. Management considers Security Federal's reputation for financial strength and quality customer service as its major competitive advantage in attracting and retaining customers in its market area. While the Bank is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes Security Federal benefits by its community orientation.

REGULATION OF THE BANK

     GENERAL. As a savings association, Security Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS will periodically examine the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct examinations of SAIF members. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory require ments are referred to below or appear elsewhere herein.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 1996 of $539,000. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity and short-term ratios of the Bank for the month ended September 30, 1996 were 6.86% and 2.10%, respectively.

     QUALIFIED THRIFT LENDER TEST. The Banks are subject to OTS regulations which use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a Qualified Thrift Lender, a savings institution must maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined to include total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in a Federal Home Loan Bank or the FHLMC. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. To be qualified as a Qualified Thrift Lender, a savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank in excess of the required percentage.

     At September 30, 1996, approximately 97.28% of the Banks' portfolio assets were invested in Qualified Thrift Investments.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings association subsidiaries of savings and loan holding companies are required to give the OTS 30 days prior notice of any proposed declaration of dividends to the holding company.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval after notice, to make capital distributions during a calendar year in the amount equal to the higher of (i) 75% of its net income over the most recent four-quarter period or
(ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital-to-assets ratio exceeded regulatory capital requirements at the beginning of the
calendar year.   A savings association with total capital immediately prior to, or on a pro forma basis after giving effect to a proposed capital distribution, equal to or in excess of current minimum capital requirements but less than the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such
period.   A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital contributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At September 30, 1996, the Bank was a Tier 1 Association.

     The Bank is prohibited from making any capital distributions if after making the distribution, it would be undercapitalized as defined in the OTS' prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." After consultation with the FDIC, the OTS may permit a savings association to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition: (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See " -- Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any earnings of the Bank in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action."
Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the rules requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings association. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of September 30, 1996, the Bank had no investments in, or extensions of credit to, subsidiaries engaged in activities not permitted to national banks.

     "Adjusted total assets" are a savings association's total assets as determined under generally accepted accounting principles ("GAAP"), increased by certain goodwill amounts and by a pro-rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital, as well as a pro-rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and, after July 1, 1990, by an increasing percentage of the savings association's high loan-to-value ratio land loans and non-residential construction loans, and certain equity investments not otherwise deducted from core and tangible capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8% of risk-weighted assets.

     The table below presents the Bank's capital position at September 30, 1996, relative to its various minimum regulatory capital requirements.

                                                   PERCENT
                                                      OF
                                      AMOUNT      ASSETS(1)
                                    ----------   ------------
                                     (DOLLARS IN THOUSANDS)

Tangible capital.................       $7,895       10.31%
Tangible capital requirement.....        1,149        1.50
                                        ------       -----
  Excess.........................       $6,746        8.81%
                                        ======       =====

Core capital.....................       $7,895       10.31%
Core capital requirement.........        2,299        3.00
                                        ------       -----
  Excess.........................       $5,596        7.31%
                                        ======       =====

Total regulatory capital.........       $8,159       20.41%
Risk-based capital requirement...        3,198        8.00
                                        ------       -----
  Excess.........................       $4,961       12.41%
                                        ======       =====

-------------------

(1) Based upon adjusted total assets of $76.6 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $39.98 million for purposes of the risk-weighted capital requirements. See Note 16 of Notes to Consolidated Financial Statements.


     The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3% for institutions rated CAMEL 1 under the OTS examination rating system. For all other institutions, the minimum core capital ratio will be from 4% to 5%. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual institution through the supervisory process on a case-by-case basis.

     The risk-based capital standards of the OTS requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Due to its size and risk-based capital level, the Bank is exempt from the interest rate risk component.

     In addition to requiring generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for an institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries.

The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval of the OTS and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Federal banking regulators, including the OTS, have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At September 30, 1996, the Bank was "well capitalized" under OTS regulations.

     SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines become effective on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the Federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations.
Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized --using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF-insured institutions had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in one-time charges to the Bank totalling approximately $381,113 pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation ("FICO") Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of
2.43 basis points.

     The FDIC has proposed a rule that would lower the regular semi-annual SAIF assessment rates by establishing a base assessment rate schedule ranging from 4 to 31 basis points effective October 1, 1996. The rule widens the range between the lowest and highest assessment rates among healthy and troubled institutions with the intent of creating an incentive for savings institutions to control risk-taking behavior. The rule also prevents the FDIC from collecting more funds than needed to maintain the SAIF's capitalization at 1.25% of insured deposits.

     Under law, the FDIC may not impose semi-annual assessments which would cause it to collect more funds than are necessary to maintain the SAIF's designated reserve ratio. As a result, the base assessment rate schedule will be immediately modified in two ways. The first modification, applying to institutions such as certain BIF-members and SAIF-member banks that do not pay assessments to the FICO, reduces the base assessment rate by 4 basis points for a range from 0 to 27 basis points. The second modification sets a special interim rate schedule from 18 to 27 basis points for the period from October 1, 1996 to December 31, 1996 for SAIF-member savings associations that pay assessments to the FICO. After December 31, 1996, the special interim rates would terminate and these institutions would also pay the base assessment rate as reduced by the 4 basis point adjustment. Any excess funds collected by the FDIC in the last six months of 1996 would be refunded or credited, with interest, to the institution.

     SAIF members are generally prohibited from converting to the status of BIF members, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF and an entrance fee to BIF. A savings association that adopts a commercial bank or savings bank charter prior to the date on which the SAIF first meets or exceeds the designated reserve ratio must remain a SAIF member.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings associations, the FDIC will take into account whether the savings association is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their net transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. No reserves are required to be maintained on the first $4.4 million of transaction accounts, reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1996, the Bank met its reserve requirements.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings association and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings associations are further subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, and imposes reporting requirements for any additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

REGULATION OF THE COMPANY

     GENERAL. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company.

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act, as amended by FIRREA, provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the Federal Savings and Loan Insurance Corporation by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     The OTS has recently amended its regulations to permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     The Bank Holding Company Act of 1956 authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings association and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

     A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual deposit growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act of 1956.

TAXATION

     GENERAL. The Company and the Bank file separate federal income tax returns and state excise tax returns on a calendar year basis.

     FEDERAL INCOME TAXATION. Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. However, institutions such as Security Federal which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

     Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debts reserves has already been accrued as a deferred tax liability.

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. Security Federal expects to meet this requirement for the taxable year ended December 31, 1996.

     Security Federal historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, Security Federal could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of September 30, 1996, more than the required amount of the Bank's total assets fell within such category.

     The bad debt deduction under the percentage of taxable income method is subject to certain limitations. First, the amount added to the reserve for losses on qualifying real property loans may not exceed the amount necessary to increase the balance of such reserve at the close of the taxable year to 6% of such loans outstanding at the end of the taxable year. Further, the addition to the reserve for losses on qualifying real property loans cannot exceed the amount which, when added to that year's addition to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Finally, the percentage bad debt deduction under the percentage of taxable income method is reduced by the deduction for losses on nonqualifying loans.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Security Federal's federal corporate income tax returns have not been audited in the last five years.

     STATE INCOME TAXATION. The State of Alabama imposes a 6.0% excise tax on the earnings of financial institutions such as Security Federal. The 6.0% excise tax also would apply to the Company. In addition to the excise taxes, the State of Alabama imposes an annual state franchise tax for domestic and foreign corporations. A domestic corporation, including a federally chartered stock savings bank domiciled in Alabama, is assessed a domestic franchise tax of approximately 1.0% based on the par value of its common stock. Foreign corporations, such as the Company which is incorporated in Delaware, are assessed a foreign franchise tax of 0.3% based on a total of capital (as defined by statute) deemed to be employed in the State of Alabama. The foreign corporation's investment in the capital of an Alabama corporation is excluded from the taxable base. The Company is also subject to the Delaware franchise tax.

     See Note 6 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is supplied with respect to executive officers of the Company. There are no arrangements or understandings pursuant to which any of the executive officers were selected as an officer, and no executive officer is related to any other director or officer of the Company by blood, marriage or adoption.

              Name and Age*           Position
              -------------           --------

          John F. Harvard, 52         President and Chief Operating Officer
                                        and Secretary and Treasurer

          Marlin D. Moore, Jr., 59    Chairman of the Board and Chief
                                        Executive Officer

          T. Gary Fitts, 62           Vice President

--------------------
*    Age at September 30, 1996.


     The principal occupation of each executive officer is set forth below.

     JOHN F. HARVARD has been President and Chief Operating Officer of the Company and the Bank since December 1995, and has served as the Bank's Secretary and Treasurer since joining the Bank in 1972. Prior to December 1995, Mr. Harvard also served as Managing Officer of the Company and the Bank. Mr. Harvard is a member of the Chamber of Commerce of West Alabama, the Homebuilders Association of Tuscaloosa and the Tuscaloosa Board of Realtors. He also serves as a director for the Alabama League of Savings Institutions.

     MARLIN D. MOORE, JR. is co-owner of Pritchett-Moore, Inc., a real estate and insurance company, in Tuscaloosa, Alabama. Mr. Moore has been Chairman of the Board and Chief Executive Officer of the Company and the Bank since December 1995, and previously had served as Vice President of the Bank. Mr. Moore has served on the Board of the Industrial Development Authority of Tuscaloosa, the Chamber of Commerce of West Alabama and the President's Cabinet at the University of Alabama. He also serves as a member of the advisory board of Amsouth Bank and as a director of the Birmingham Board of Directors of the Federal Reserve Bank of Atlanta.

     T. GARY FITTS is President of Fitts Agency, Inc. in Tuscaloosa, Alabama, an insurance agency. Mr. Fitts has served as Vice President of the Bank since 1990. He is a member and past president of the Tuscaloosa Rotary Club and a member of the Chamber of Commerce of West Alabama. He also serves as the State National Director for Alabama Independent Insurance Agents and as an advisory director of the Tuscaloosa Board of Directors of Compass Bank. As Vice President of the Bank, Mr. Fitts serves as a member of the Bank's executive committee and would be available to exercise the authority of the President, if the President were unable to serve. Mr. Fitts is not separately compensated for his services as Vice President of the Bank.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 1996.

                                Year    Owned or   Square
                               Opened    Leased    Footage   Net Book Value
                               ------   --------   -------   --------------
MAIN OFFICE:
2301 University Boulevard
Tuscaloosa, Alabama             1984     Owned      7,700    $1.09 million

     See Note 5 of Notes to Consolidated Financial Statements.

     Intrieve, Inc. (formerly Savings and Loan Data Center), Cincinnati, Ohio, performs data processing and record keeping for Security Federal.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Although Security Federal, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Security Federal is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     At the present time, there is no established public trading market in which shares of the Common Stock are regularly traded, nor are there any uniformly quoted prices for such shares. There were 671,469 shares of the Common Stock outstanding and approximately 107 holders of record of the Common Stock (not including shares held in "street name") as of September 30, 1996. The last
known sale of the Common Stock was on October 10, 1996 at $18.25 per share.   On
November 6, 1995, the Company paid a special dividend of $.20 per share. On March 31, 1996 and on September 30, 1996, the Company paid special dividends of $.30 per share. On December 27, 1996, the Company paid a special cash distribution, substantially all of which is expected to qualify as a return of capital, in the amount of $3.00 per share.

     The Board of Directors of the Company periodically reviews its dividend policy in light of the performance of the Company and the Bank. Any change in the Company's dividend policy, as determined by the Board of Directors, will depend on the Company's debt and equity structure, earnings, regulatory capital requirements, and other factors, including economic conditions, regulatory restrictions, and tax considerations.

     Security Federal may not declare or pay a cash dividend on or repurchase any of its stock if the effect would be to reduce retained earnings of the Bank below the capital requirements of the OTS or the amount then required for the liquidation account that was established by the Bank at the time of the mutual-to-stock conversion for the benefit of certain depositors at that time. Federal regulations adopted by the OTS impose certain limitations on the payment of dividends and other capital distributions, including stock repurchases by the Bank. OTS regulations utilize a tiered approach which permits various levels of distributions based primarily upon an institution's capital level and net income. Based upon current OTS regulations, the Bank may make capital distributions during a calendar year up to the greater of (1) 100% of its net earnings to date during the calendar year plus an amount equal to one-half of the amount by which its total capital-to-assets ratio exceeded its fully phased-in capital-to-assets ratio at the beginning of the calendar year or (2) 75% of its net income during the most recent four quarter period. At September 30, 1996, before payment of the special distribution described above, approximately $3.01 million was available for payment of dividends from the Bank to the Company under the above mentioned OTS restrictions. Capital distributions by the Bank are further subject to a 30-day advance written notice to the OTS.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL

     The earnings of Security Federal depend primarily on its level of net interest income, which is the difference between interest earned on Security Federal's interest-earning assets, consisting primarily of mortgage loans, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities which have consisted primarily of savings deposits. Net interest income is a function of Security Federal's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. Security Federal's earnings are also affected by its level of non-interest income including primarily gains on the sale of investments and service fees and charges, and non-interest expense, including primarily compensation and employee benefits, occupancy and equipment expenses and SAIF deposit insurance premiums. Earnings of Security Federal also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of Security Federal. See "Recent Development" below.

ASSET/LIABILITY MANAGEMENT

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

     Security Federal's strategy in recent years has been to reduce its exposure to interest rate risk generally by emphasizing the origination of one- to four-family adjustable rate loans and short term construction loans for portfolio whenever market conditions permit and by selling fixed-rate one-to four-family mortgage loans in the secondary market. Funds held for liquidity and other excess funds are invested in short and medium term U.S. Government and agency securities and other short-term investments such as the daily investment account at the Federal Home Loan Bank of Atlanta. By maintaining a significant percentage of its assets in cash, other liquid investments and adjustable rate mortgage loans, Security Federal is able to reinvest or reprice a higher percentage of its assets more quickly in response to changes in market interest rates, thereby reducing its exposure to interest rate volatility. In addition to emphasizing adjustable rate loans and high levels of liquidity, Security Federal offers competitive rates on deposit accounts and prices certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current interest rate environment, however, certificates of deposit with longer terms generally are not attractive to customers.

FINANCIAL CONDITION

     The Company's total assets increased by $5.1 million, or 7.8%, from $65.4 million at September 30, 1994 to $70.5 million at September 30, 1995, primarily as a result of the capital raised in the Company's initial securities offering which closed March 31, 1995. Loans receivable increased by $6.4 million, or 12.2%, from $53.2 million at September 30, 1994 to $59.6 million at September 30, 1995. Investment securities increased by $3.4 million, or 90.7%, from $3.8 million at September 30, 1994 to $7.2 million at September 30, 1995. These increases were partially offset by a decrease of $4.9 million, or 95.2%, in FHLB-Overnight Deposits from $5.1 million at September 30, 1994 to $244,000 at September 30, 1995.

     Deposits decreased by $2.7 million, or 4.5%, from $59.7 million at September 30, 1994 to $57.0 million at September 30, 1995 primarily as a result of depositors drawing funds out of deposit accounts for the purchase of shares in the Company's initial securities offering.

     The Company's total assets increased by $6.5 million, or 9.2%, from $70.5 million at September 30, 1995 to $77.0 million at September 30, 1996, primarily as a result of an increase in loans receivable of $8.9 million, or 14.9%, from $59.6 million at September 30, 1995 to $68.5 million at September 30, 1996. Loans held for sale increased by $1.3 million, or 765%, from $175,000 at September 30, 1995 to $1.5 million at September 30, 1996. These increases were partially offset by a decrease of $4.2 million, or 56.3%, in investment securities from $7.1 million at September 30, 1995 to $2.98 million at September 30, 1996.

     The Company's total liabilities increased by $6.7 million, or 11.3%, from $59.6 million at September 30, 1995 to $66.4 million at September 30, 1996, primarily as a result of an increase in deposits of $4.3 million, or 7.5%, from $57.0 million at September 30, 1995 to $61.3 million at September 30, 1996. In addition, advances from the Federal Home Loan Bank increased by $1.5 million, or 120.6%, from $1.3 million at September 30, 1995 to $2.8 million at September 30, 1996. Other liabilities increased by $698,000, or 949%, from $74,000 at September 30, 1995 to $771,000 at September 30, 1996. This increase was caused by the one-time Savings Association Insurance Fund (SAIF) assessment payable of $381,000 accrued at year end and an increase in the accrued director's retirement plan of $239,000. Refer to note 24 of the Consolidated Financial Statements concerning the SAIF assessment and note 21 concerning the directors' retirement plan.

RESULTS OF OPERATIONS

     The earnings of the Company depend primarily on Security Federal's level of net interest income, which is the difference between interest earned on Security Federal's interest-earning assets, consisting primarily of mortgage loans, consumer loans, and investment securities, and the interest paid on interest-bearing liabilities. Net income totaled $435,000, $552,000 and $364,000 for the fiscal years 1994, 1995 and 1996, respectively.

     Interest Income. Total interest income increased by $657,000, or 14.5%, from $4.5 million for the year ended September 30, 1994 to $5.2 million for the year ended September 30, 1995. This was primarily due to an increase in interest income on mortgage loans of $487,000, from $4.1 million for the year ended September 30, 1994 to $4.6 million for the year ended September 30, 1995, and due to an increase in interest income on investments of $165,000, from $360,000 for the year ended September 30, 1994 to $525,000 for the year ended September 30, 1995. The increase in interest income on loans generally reflected rising market rates in an increasing interest rate environment. The increase in interest income on investments reflected additional purchases of investment securities during the year ended September 30, 1995 compared to the previous year. Additionally, the Company had an increase in interest-earning assets for the year ended September 30, 1995 compared to the year ended September 30, 1994 due to the proceeds received in the initial securities offering. Average interest-earning assets increased from $61.3 million for the year ended September 30, 1994 to $64.7 million for the year ended September 30, 1995. This increase in available funds for investment in interest-earning assets contributed to the increase in interest income for the year ended September 30, 1995 over interest income for the year ended September 30, 1994.

     Total interest income increased by $832,000, or 16.1%, from $5.2 million for the year ended September 30, 1995 to $6.0 million for the year ended September 30, 1996. This was primarily due to an increase in interest income on mortgage loans of $879,000, from $4.6 million for the year ended September 30, 1995 to $5.5 million for the year ended September 30, 1996. The increase in interest income on loans generally reflects the increases in the volume of loans receivable held. Additionally, the Company had an increase in interest-earning assets for the year ended September 30, 1996 compared to the year ended September 30, 1995. Average interest-earning assets increased from $64.7 million for the year ended September 30, 1995 to $71.1 million for the year ended September 30, 1996. This increase in available funds for investment in interest-earning assets contributed to the increase in interest income for the year ended September 30, 1996 over interest income for the year ended September 30, 1995.

     Interest Expense. Total interest expense increased by $447,000, or 16.2%, from $2.8 million for the year ended September 30, 1994 to $3.2 million for the year ended September 30, 1995. This was primarily due to an increase in interest expense on deposits of $438,000, or 16.0%, from $2.7 million for the year ended September 30, 1994 to $3.2 million for the year ended September 30, 1995. The increase in interest expense generally reflected rising market rates in an increasing interest rate environment.

     Total interest expense increased by $399,000, or 12.4%, from $3.2 million for the year ended September 30, 1995 to $3.6 million for the year ended September 30, 1996. This was primarily due to an increase in interest expense on deposits of $347,000, or 10.9%, from $3.2 million for the year ended September 30, 1995 to $3.5 million for the year ended September 30, 1996. The increase in interest expense generally reflects the growth of deposit is by $4.3 million from 1995 to 1996 in addition to rising market rates in an increasing interest rate environment.

     Net Interest Income. Net interest income increased by $210,000, or 12.0%, from $1.8 million for the year ended September 30, 1994 to $2.0 million for the year ended September 30, 1995. This was primarily due to interest rates on loans adjusting to higher yields in an increasing interest rate environment. Additionally, the increase in available funds for investment in interest-earning assets for the year ended September 30, 1995 compared to the same period for the prior year lead to part of the increase in net interest income.

     Net interest income increased by $433,000, or 22.0%, from $2.0 million for the year ended September 30, 1995 to $2.4 million for the year ended September 30, 1996. This was primarily due to increases in the volume of interest-earning assets and interest-bearing liabilities and the positive spread between interest earning asset yields and interest-bearing liability rates.

     Provision for Losses. No provision against income was made for losses on loans during the years ended September 30, 1994, 1995 or 1996 because management deemed the existing balance in the allowance for losses account to be adequate based on their knowledge of known and inherent risk characteristics of the loan portfolio.

     Security Federal maintains an allowance for losses on loans based on management's review and classification of the loan portfolio. Factors considered in evaluating loans include analyses of the borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of nonperforming loans, and regulatory reviews conducted in the regulatory examination process. A classification system is used to rank loans and real estate owned based on similar characteristics. The classification system is considered adequate to provide for losses based on management's evaluation of known and inherent risk characteristics of the loan portfolio, the fair value of the underlying collateral, and current economic conditions, and the fact that the actual loss exposure for the Bank has been minimal. However, there can be no assurance that additional losses will not be incurred.

     Once classified, a standard percentage range is applied to each classification, and the provision for losses on loans and foreclosed real estate owned is adjusted with an applicable charge being made to expense. Total non-performing assets were $1,135,000, $590,000 and $1,183,000 at September 30, 1994, 1995 and 1996, respectively. The significant fluctuations in non-performing assets were believed to be attributable primarily to the relatively small number of loans in the Bank's portfolio. The ratio of the allowance for loan losses to non-performing loans was 29.1%, 55.9% and 27.9% at September 30, 1994, 1995 and 1996, respectively. Management recognizes that these ratios are less than those of comparable institutions. However, generally restricting residential lending to the Bank's market area is believed to have limited Security Federal's credit risk and historical losses.

     Non-Interest Income. Non-interest income for the year ended September 30, 1995 decreased by $51,000, or 18.5%, as compared to the year ended September 30, 1994. This decrease in non-interest income was primarily due to increased losses experienced on sales of loans of $32,000 and a decrease in loan servicing fee income of $24,000 as compared to the same period for the previous year.

     Non-interest income for the year ended September 30, 1996 decreased by $17,000, or 7.6%, as compared to the year ended September 30, 1995. This decrease was primarily due to an increase in the loss incurred on sales of loans of $58,000 offset by an increase in gains on sales of investments of $35,000 as compared to the same period for the previous year.

     Non-Interest Expense. Non-interest expense decreased by $43,000, or 3.2%, to $1.3 million for the year ended September 30, 1995 from $1.4 million for the year ended September 30, 1994. The decrease resulted from a reduction in salaries and benefits of $29,000 due to a reduction in personnel, a reduction of $40,000 in writedowns of real estate owned as no further declines in value were incurred, and a reduction in expenses of real estate owned of $21,000. These reductions were partially offset by an increase in other operating expenses of $51,000.

     Non-interest expense increased by $745,000 or 56.6%, to $2.1 million for the year ended September 30, 1996 from $1.3 million for the year ended September 30, 1995. The largest portion of the increase relates to the one-time deposit insurance assessment of $381,000 assessed by the Savings Association Insurance Fund to recapitalize the fund. After recapitalization, regular deposit insurance assessments are expected to decrease significantly in future periods. The increase in non-interest expense also resulted from an increase in salaries and benefits of $245,000, or 37.0%, which was primarily caused by the acceleration of expenses incurred for the directors' retirement plan and management recognition plan upon the death of two participants. Other operating expenses increased by $109,000, or 38.6%, due to the additional costs associated with operating the holding company.

     Income Taxes. Effective October 1, 1991, Security Federal adopted the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires deferred taxes to be accounted for using the asset and liability method. Security Federal elected to restate the statement of income for the year ended September 30, 1991. The cumulative effect of this change was to decrease net income by $26,760 for the year ended September 30, 1991. The adoption of SFAS No. 109 should result in a more consistent effective tax rate in future years. Income tax provisions for the years ended September 30, 1996, 1995 and 1994 are generally reflective of the amounts of Security Federal's pre-tax income and the effective income tax rate then in effect. For additional information, see Notes 1 and 6 of the Notes to Consolidated Financial Statements.

     The provision for income taxes increased by $86,000, or 36.1%, to $324,000 for the year ended September 30, 1995 from $238,000 for the year ended September 30, 1994, primarily as a result of the increase in income before taxes.

     The provision for income taxes decreased by $141,000, or 43.4%, to $184,000 for the year ended September 30, 1996 from $324,000 for the year ended September 30, 1995, primarily as a result of the decrease in income before taxes.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

     Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Savings institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans are included in the net loan category. During the years ended September 30, 1996, 1995, and 1994, loan fees included in interest income totaled $496,000, $245,000, and $469,000 respectively. Average balances are derived from month-end average balances. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

                                                   YEAR ENDED SEPTEMBER 30,
                                ----------------------------------------------------------------
                                             1994                             1995
                                -------------------------------    -----------------------------
                                                        AVERAGE                         AVERAGE
                                 AVERAGE                 YIELD/    AVERAGE               YIELD/
                                 BALANCE    INTEREST      COST     BALANCE   INTEREST     COST
                                ---------   ---------   --------   -------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable...........     $52,375      $4,162      7.95%   $56,399     $4,654      8.25%
  Investment securities......       1,615          82      5.08      5,798        372      6.42
  Short-term investment and
   other interest-earning
   assets....................       7,286         277      3.80      2,539        153      6.00
                                  -------      ------              -------     ------
    Total interest-earning
     assets..................      61,276       4,521      7.38     64,736      5,179      8.00
                                               ------                          ------
Non-interest-earning assets..       2,341                            2,526
                                  -------                          -------
    Total assets.............     $63,617                          $67,262
                                  =======                          =======

Interest-bearing liabilities:
  Deposits...................     $57,694      $2,743      4.75    $57,423     $3,181      5.54
  Borrowings.................         630          21      3.33        829         30      3.62
                                  -------      ------              -------     ------
    Total interest-bearing
     liabilities.............      58,324       2,764      4.74     58,252      3,211      5.51
                                               ------                          ------
Non-interest-bearing
 liabilities.................       1,215                            1,341
                                  -------                          -------
    Total liabilities........      59,539                           59,593
Stockholders' Equity.........       4,078                            7,669
                                  -------                          -------
    Total liabilities and
     stockholders' equity.....    $63,617                          $67,262
                                  =======                          =======
Net interest income..........                  $1,757                          $1,968
                                               ======                          ======
Interest rate spread.........                              2.64%                           2.49%
                                                         ======                          ======
Net yield on interest-earning
 assets......................                              2.87%                           3.04%
                                                         ======                          ======
Ratio of average
 interest-earning
  assets to average
  interest-bearing
  liabilities................                            105.06%                         111.13%
                                                         ======                          ======


                                       YEAR ENDED SEPTEMBER 30,
                                     -----------------------------    AT SEPTEMBER 30,
                                                1996                      1996
                                     -----------------------------   ------------------
                                                          AVERAGE              AVERAGE
                                     AVERAGE               YIELD/               YIELD/
                                     BALANCE   INTEREST     COST     BALANCE     COST
                                     -------   --------   --------   -------   --------
                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable...........        $63,627     $5,536      8.70%   $70,025      7.92%
  Investment securities......          5,697        372      6.53      3,524      6.44
  Short-term investment and
   other interest-earning
   assets....................          1,814        103      5.68        993      5.31
                                     -------     ------              -------
    Total interest-earning
     assets..................         71,138      6,011      8.45     74,542      7.82
                                                 ------
Non-interest-earning assets..          2,185                           2,453
                                     -------                         -------
    Total assets.............        $73,323                         $76,995
                                     =======                         =======

Interest-bearing liabilities:
  Deposits...................        $61,721      3,528      5.72    $61,252      5.63
  Borrowings.................          1,797         82      4.56      2,875      4.74
                                     -------     ------              -------
    Total interest-bearing
     liabilities.............         63,518      3,610      5.68     64,127      5.62
                                                 ------
Non-interest-bearing
 liabilities.................          1,805                           2,246
                                     -------                         -------
    Total liabilities........         65,323                          66,373
Stockholders' Equity.........          8,000                          10,622
                                     -------                         -------
    Total liabilities and
     stockholders' equity....        $73,323                         $76,995
                                     =======                         =======
Net interest income..........                    $2,401
                                                 ======
Interest rate spread.........                                2.77%                2.20%
                                                           ======               ======
Net yield on interest-earning
 assets......................                                3.38%
                                                           ======
Ratio of average
 interest-earning
  assets to average
  interest-bearing
  liabilities................                              112.00%              116.24%
                                                           ======               ======

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume); and (iii) changes in rate-volume (changes in rate multiplied by changes in volume).

                                                                       YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------
                                             1994      VS.       1995                1995       VS.      1996
                                       ---------------------------------------   ---------------------------------
                                                INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                      DUE TO                                 DUE TO
                                       ---------------------------------------   ---------------------------------
                                                            RATE/                                   RATE/
                                       VOLUME     RATE     VOLUME      TOTAL     VOLUME     RATE    VOLUME   TOTAL
                                       -------   ------   ---------   --------   -------   ------   ------   -----
                                                                     (IN THOUSANDS)

Interest income:
  Loan portfolio....................    $ 321    $ 158       $  13      $ 492      $596    $ 254       $32    $882
  Investment securities.............      212       22          56        290        (6)       6        --      --
  Other interest-earning assets.....     (180)     160        (104)      (124)      (44)      (8)        2     (50)
                                        -----    -----       -----      -----      ----    -----       ---    ----
    Total interest-earning assets...      353      340         (35)       658       546      252        34     832

Interest expense:
  Savings deposits..................      (14)     455          (3)       438       236      103         8     347
  Borrowings and FHLB advances......        7        1           1          9        35        8         9      52
                                        -----    -----       -----      -----      ----    -----       ---    ----
    Total interest-bearing
      liabilities...................       (7)     456          (2)       447       271      111        17     399
                                        -----    -----       -----      -----      ----    -----       ---    ----
Change in net interest income.......    $ 360    $(118)      $ (33)     $ 211      $275    $ 141       $17    $433
                                        =====    =====       =====      =====      ====    =====       ===    ====

LIQUIDITY AND CAPITAL RESOURCES

     Security Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. Security Federal's liquidity ratio averaged 6.9% during the month of September 1996. Security Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and repayment of borrowings and loan commitments. Security Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     Security Federal's primary sources of funds are deposits, sale of mortgage loans, amortization and prepayment of loans, maturities of investment securities and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions, and competition. Security Federal manages the pricing of its deposits to maintain a desired deposit balance. In addition, Security Federal invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At September 30, 1996, $.99 million, or 21.98%, of Security Federal's investment portfolio was scheduled to mature in one year or less, and $2.99 million, or 66.1%, was scheduled to mature in one to five years. At September 30, 1996, certificates of deposit which were scheduled to mature in one year or less totaled $23.52 million. Assets qualifying for liquidity outstanding at September 30, 1996 amounted to $3.9 million. For additional information about cash flows from Security Federal's operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

     During the year ended September 30, 1996, cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $201,688 primarily due to loan originations in excess of repayments and sales of $9.1 million, a net increase in loans held for sale of $1.34 million and cash dividends of $537,175. These decreases in cash and cash equivalents were offset by net proceeds from sales of investments of $3.02 million, proceeds from maturities of investment securities of $1.0 million increase in borrowings from the FHLB of $1.5 million and increases in certificates of deposit of $4.2 million.

     Security Federal had $1.09 million in outstanding loan commitments at September 30, 1996 and loan applications and approvals have remained consistent since then. Security Federal expects to fund its loan originations through principal and interest payments on loans, proceeds from securities as maturities occur, the sale of mortgage loans in the secondary market and, if necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet Security Federal's needs.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements, and notes thereto, presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     Disclosures of Fair Value of Financial Instruments. In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the statements of financial condition) for which it is practicable to estimate the fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall include the methods and significant assumptions used to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for fiscal years ending after December 15, 1992 for companies with assets of greater than $150 million. For companies with assets of less than $150 million, SFAS No. 107 is effective for fiscal years ending after December 15, 1995. The Bank adopted the disclosure requirements of SFAS No. 107 for the fiscal year ended September 30, 1996.

     Accounting for Impaired Loans. In September 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that specified impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as an alternative, at the fair value of the collateral or the observable market price of the loan. SFAS No. 114 does not apply to large groups of small balance, homogeneous loans that are collectively evaluated for impairment. Subsequent to October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" as an amendment to SFAS No. 114. SFAS No. 118 amends the disclosure requirements of SFAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114, as amended by SFAS No. 118, is effective for years beginning after December 15, 1994. The Company adopted SFAS No. 114 as of July 1, 1995, as required, without a material effect on the Company's consolidated financial condition or results of operations.

     Accounting for Stock-Based Compensation. In October 1994, the FASB issued SFAS No. 123 entitled "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation paid to employees. SFAS No. 123 recognizes the fair value of an award of stock or stock options on the grant date and is effective for transactions occurring after December 1995. Companies are allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore adoption of the disclosure provisions set forth in SFAS No. 123 will not have a material effect on the Company's consolidated financial condition or results of operations.

     Derivative Financial Instruments. In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which is applicable for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets for which it is effective for fiscal years ending after December 15, 1995. SFAS No. 119 requires the disclosure of the amounts, nature and terms of derivative financial instruments that are not subject to SFAS No. 105 because they do not result in off-balance sheet risk of accounting loss. SFAS No. 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. It also amends SFAS No. 105 and SFAS No. 107 to require that distinction in certain disclosures required by those statements. The Company adopted SFAS No. 119 on July 1, 1995, as required, without material effect on consolidated financial condition or results of operations.

     Accounting for Transfers of Financial Assets. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

     An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

     SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operations.

     Accounting for Impaired Assets. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 1995. This statement requires the recognition of impairment losses when conditions indicate that long-lived assets are impaired and the undiscounted cash flows estimated to be generated by the assets are less than the asset's carrying amount. The Company will adopt SFAS No. 121 in the first quarter of the fiscal year ending September 30, 1997, and does not anticipate that the effect of the adoption will be material to the consolidated financial statements.

     Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB 65," effective for fiscal years beginning after December 15, 1995. When a company has a definitive plan to sell or securitize mortgage loans it originated and intends to retain the mortgage servicing rights, SFAS No. 122 requires that the cost of mortgage servicing rights are capitalized separately from the cost of originating the loan. Under statement 65, only mortgage servicing rights that are purchased are capitalized. SFAS No. 122 eliminates the disparity between the treatment of mortgage servicing rights obtained through loan origination and those that are purchased from other parties. In addition, SFAS No. 122 requires that capitalized mortgage servicing rights should be amortized in proportion to and over the period of estimated servicing income and should be evaluated for impairment based on their fair value. The Company will adopt SFAS No. 122 in the first quarter of the fiscal year ending September 30, 1997. Management does not expect that the adoption will have a material effect on the Company's consolidated financial statements.

RECENT DEVELOPMENT

     The Bank's savings deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Prior to October 1, 1996, the assessment rate currently ranged from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions.

     The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. The FDIC amended the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to a statutory minimum of $2,000 annually for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. These revisions to the BIF assessment rate schedule created a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and placed SAIF-insured savings institutions such as the Bank at a significant competitive disadvantage to BIF-insured institutions.

     On September 30, 1996, the President signed legislation to recapitalize the SAIF, alleviating this disparity. This legislation provides for a one-time assessment of 65.7 basis points to be imposed on all SAIF-insured deposits at March 31, 1995 to cause the SAIF to be fully capitalized by reaching its designated reserve ratio of 1.25% of SAIF-insured deposits. The payment of a special assessment adversely affected the Bank's financial condition and results of operations, resulting in a net charge of approximately $383,113, on a pre-tax basis. Payment of the special assessment was made by November 27, 1996. However, once the special assessment was paid and the SAIF recapitalized, it had the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods, and restoring competitive equality between BIF-insured and SAIF-insured institutions. In light of the effect of the special assessment on the SAIF reserve ratio, the FDIC has recently issued new deposit insurance assessment rates for the periods occurring, after October 1, 1996, which range 4 to 31 basis points, with an immediate adjustment reduced by 4 basis points to 0 to 22 basis points for certain SAIF-insured institutions. Other SAIF institutions, such as the Bank, will be subject to a special interim rate schedule of 18 to 27 basis points for the period from October 1 to December 31, 1996 and thereafter will be assessed at the 0 to 27 basis point rate.

     Legislation has also been introduced in Congress that provides for the elimination of the distinctions between banks and thrifts under federal law.
The legislation may require the automatic conversion of all federally chartered savings associations such as the Bank into national banks by a specified deadline. It could impose activities restrictions and restrictions on branches, and it could also compel the holding companies of such institutions to be subject to the more restrictive regulations that govern holding companies of banks rather than thrifts. The legislation also could restrict current or future activities of the Bank and the Company, and it could also increase regulatory compliance costs because of the new regulatory structure to which the Bank and the Company would be subject. While there currently are substantial impediments to converting from SAIF to BIF deposit insurance, recent legislation substantially reduced the adverse federal tax consequences of thrifts converting to banks (see below). The Bank cannot predict at this time whether any pending legislation ultimately will be enacted in its current form or, if enacted, whether such legislation would remedy some or all of the related adverse financial and tax effects.

     Legislation enacted in August 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings institutions, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method. Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The maximum amount the Bank is expected to recapture is approximately $470,000 of its tax bad debt reserves. The recapture will not affect the Bank's net income or equity because the related tax expense has already been accrued.

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning after December 31, 1997, or until the residential loan requirement is not met in a subsequent year. Security Federal expects to meet this requirement for the taxable year ended December 31, 1996.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY

                              TUSCALOOSA, ALABAMA

                          SEPTEMBER 30, 1996 AND 1995



                                   CONTENTS
                                   --------

                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITOR'S REPORT                                          1-2

CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                     3-4

   CONSOLIDATED STATEMENTS OF INCOME                                  5-6

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY          7

   CONSOLIDATED STATEMENTS OF CASH FLOWS                              8-10

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        11-39


SEE INDEPENDENT AUDITOR'S REPORT.

DECEMBER 10, 1996


BOARD OF DIRECTORS AND STOCKHOLDERS
SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
TUSCALOOSA, ALABAMA

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

     WE HAVE AUDITED THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION OF SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY, AS OF SEPTEMBER 30, 1996, AND THE RELATED STATEMENTS OF INCOME, CHANGES IN STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR THEN ENDED. THESE STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS. THE FINANCIAL STATEMENTS OF SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY, AS OF SEPTEMBER 30, 1995, AND FOR EACH OF THE TWO YEARS THEN ENDED WERE AUDITED BY OTHER AUDITORS WHOSE OPINION DATED NOVEMBER 14, 1995, WAS UNQUALIFIED. AS STATED IN NOTE 25, THE COMPANY HAS RESTATED ITS FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1995, AND FOR EACH OF THE TWO YEARS THEN ENDED TO REPORT DEFERRED INCOME TAXES FOR THE TEMPORARY DIFFERENCE IN THE ALLOWANCE FOR LOAN LOSSES FOR FINANCIAL AND TAX REPORTING PURPOSES IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THE OTHER AUDITORS REPORTED ON THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1995, AND FOR THE TWO YEARS THEN ENDED BEFORE THE RESTATEMENT.

     WE CONDUCTED OUR AUDIT IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDIT PROVIDES A REASONABLE BASIS FOR OUR OPINION.

     IN OUR OPINION, THE 1996 FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY, AS OF SEPTEMBER 30, 1996, AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE YEAR THEN ENDED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

BOARD OF DIRECTORS AND STOCKHOLDERS
SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
DECEMBER 10, 1996
PAGE 2


     WE ALSO AUDITED THE ADJUSTMENTS DESCRIBED IN NOTE 25 THAT WERE APPLIED TO RESTATE THE 1995 AND 1994 FINANCIAL STATEMENTS. IN OUR OPINION, SUCH ADJUSTMENTS ARE APPROPRIATE AND HAVE BEEN PROPERLY APPLIED.


                                       /s/ Jamison, Money, Farmer & Co., P.C.
                                       CERTIFIED PUBLIC ACCOUNTANTS

TUSCALOOSA, ALABAMA

                      [LETTERHEAD OF MORRISON AND SMITH]

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

Board of Directors
Security Federal Bancorp, Inc.
  and Subsidiaries
Tuscaloosa, Alabama

Gentlemen:

     We have audited the accompanying consolidated statements of financial condition of Security Federal Bancorp, Inc. and Subsidiaries, Tuscaloosa, Alabama, as of September 30, 1994 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three year period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Federal Bancorp, Inc. and Subsidiaries as of September 30, 1994 and 1995, and the results of operations and cash flows for each of the years in the three year period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                                    /s/ Morrison and Smith
                                                    MORRISON AND SMITH
                                                    Certified Public Accountants

November 14, 1995

                SECURITY FEDERAL BANCORP, INC,, AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          SEPTEMBER 30, 1996 AND 1995

-------------------------------------------------------------------------------
                                    ASSETS
                                    ------

                                                                                RESTATED
                                                             1 9 9 6             1 9 9 5
                                                           -----------         -----------
CASH AND CASH EQUIVALENTS                                  $    44,271         $    80,216

CASH AND CASH EQUIVALENTS - INTEREST-BEARING DEPOSITS          567,305             733,048

FEDERAL HOME LOAN BANK - OVERNIGHT DEPOSITS                    426,084             243,713

INVESTMENT SECURITIES:
   SECURITIES HELD-TO-MATURITY (FAIR VALUE OF
   $996,875 AT SEPTEMBER 30, 1995)                                   -           1,000,000

   SECURITIES AVAILABLE-FOR-SALE, AT FAIR VALUE              2,984,586           6,146,859

LOANS HELD FOR SALE, NET OF DEFERRED FEES                    1,514,050             175,000

LOANS RECEIVABLE - NET                                      68,510,569          59,635,779

REAL ESTATE OWNED                                              117,217             162,072

OFFICE PROPERTIES AND EQUIPMENT                              1,155,670           1,220,003

FEDERAL HOME LOAN BANK STOCK - AT COST                         539,000             507,900

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                      421,300             488,552

DEFERRED TAX ASSET                                             258,109              65,218

OTHER ASSETS                                                   456,635              82,124
                                                           -----------         -----------

                   TOTAL ASSETS                            $76,994,796         $70,540,484
                                                           ===========         ===========

SEE INDEPENDENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          SEPTEMBER 30, 1996 AND 1995

-------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                           RESTATED
                                                             1 9 9 6        1 9 9 5
                                                            ----------    -----------
DEPOSITS                                                   $61,252,015    $56,975,131
CHECKS OUTSTANDING IN EXCESS OF DEPOSITS                       174,177              -
ADVANCES FROM FEDERAL HOME LOAN BANK                         2,835,000      1,285,000
ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE                662,689        731,404
INCOME AND EXCISE TAX PAYABLE - CURRENT                        338,073        150,148
UNREMITTED COLLECTIONS ON MORTGAGE LOANS SERVICED              299,630        377,099
MORTGAGE NOTE PAYABLE                                           39,597         42,055
ACCRUED EXPENSES AND OTHER LIABILITIES                         771,371         73,526
                                                           -----------    -----------

       TOTAL LIABILITIES                                    66,372,552     59,634,363
                                                           -----------    -----------

STOCKHOLDERS' EQUITY:
   COMMON STOCK, $.01 PAR VALUE, 1,900,000
       SHARES AUTHORIZED, 671,469 SHARES
       ISSUED AND OUTSTANDING                                    6,714          6,714
   ADDITIONAL PAID-IN CAPITAL                                6,144,956      6,144,956
   NET UNREALIZED GAIN (LOSS) ON EQUITY SECURITIES
       AVAILABLE-FOR-SALE, NET OF DEFERRED TAX                 (58,800)        51,757
   RETAINED EARNINGS, SUBSTANTIALLY RESTRICTED               4,529,374      4,702,694
                                                           -----------    -----------

       TOTAL STOCKHOLDERS' EQUITY                           10,622,244     10,906,121
                                                           -----------    -----------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $76,994,796    $70,540,484
                                                           ===========    ===========

SEE INDEPENDENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                   1 9 9 6         1 9 9 5          1 9 9 4
                                                 ---------      ----------       ----------
INTEREST INCOME:
   LOANS:
       MORTGAGE LOANS                             $5,494,427        $4,615,011       $4,127,684
       CONSUMER AND OTHER LOANS                       41,652            39,025           34,080
   INVESTMENT SECURITIES, MORTGAGE BACKED
       SECURITIES, AND FHLB OVERNIGHT
       DEPOSITS                                      475,274           524,801          359,862
                                                  ----------        ----------       ----------

           TOTAL INTEREST INCOME                   6,011,353         5,178,837        4,521,626
                                                  ----------        ----------       ----------


INTEREST EXPENSE:
   DEPOSITS - SAVINGS                                134,397           154,144          210,693
   DEPOSITS - CERTIFICATES                         3,393,451         3,027,167        2,532,572
   MORTGAGE NOTE PAYABLE                               3,275             3,464            3,638
   BORROWED FUNDS                                     79,204            26,444           17,550
                                                  ----------        ----------       ----------

           TOTAL INTEREST EXPENSE                  3,610,327         3,211,219        2,764,453
                                                  ----------        ----------       ----------


NET INTEREST INCOME                                2,401,026         1,967,618        1,757,173
                                                  ----------        ----------       ----------


NON-INTEREST INCOME:
   SERVICING FEES                                    219,634           203,963          228,380
   INCOME FROM LATE CHARGES                           33,030            26,987           26,311
   OTHER OPERATING REVENUE                             9,417            21,605           17,419
   GAIN ON SALE OF REAL ESTATE OWNED                       -             4,125            7,471
   (LOSS) ON SALE OF LOANS                           (96,502)          (37,966)          (5,106)
   GAIN ON SALE OF INVESTMENTS                        41,335             6,237                -
   LOSS FROM PERMANENT DECLINE IN VALUE
       OF INVESTMENTS                                      -            (1,125)               -
                                                  ----------        ----------       ----------

           TOTAL NON-INTEREST INCOME                 206,914           223,826          274,475
                                                  ----------        ----------       ----------

                                  (CONTINUED)

SEE INDEPENDENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

                CONSOLIDATED STATEMENTS OF INCOME  (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                 1 9 9 6       1 9 9 5       1 9 9 4
                                               ---------    ----------    ----------
NON-INTEREST EXPENSE:
   SALARIES AND EMPLOYEE BENEFITS               $  905,371    $  660,830    $  690,310
   NET OCCUPANCY EXPENSE                           117,251       141,613       147,492
   EQUIPMENT EXPENSE                                97,989        67,855        65,714
   OTS/FDIC PREMIUMS                               543,999       157,566       157,097
   WRITEDOWN OF REAL ESTATE OWNED                        -             -        40,000
   NET EXPENSES OF REAL ESTATE OWNED                 3,378         4,706        25,549
   OTHER OPERATING EXPENSES                        392,386       283,104       232,442
                                                ----------    ----------    ----------

           TOTAL NON-INTEREST EXPENSE            2,060,374     1,315,674     1,358,604
                                                ----------    ----------    ----------


INCOME BEFORE INCOME TAXES                         547,566       875,770       673,044
                                                ----------    ----------    ----------


INCOME TAX EXPENSE:
   CURRENT EXPENSE                                 306,241       358,847       250,275
   DEFERRED EXPENSE (BENEFIT)                     (122,530)     ( 34,364)      (11,903)
                                                ----------    ----------    ----------

           TOTAL INCOME TAX EXPENSE                183,711       324,483       238,372
                                                ----------    ----------    ----------


NET INCOME                                      $  363,855    $  551,287    $  434,672
                                                ==========    ==========    ==========


EARNINGS PER COMMON SHARE                       $      .54    $      .82    $        -
                                                ==========    ==========    ==========

SEE INDEPENDENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                                   NET
                                                                               UNREALIZED
                                                                                 LOSS ON        RETAINED
                                                                  ADDITIONAL   SECURITIES       EARNINGS          TOTAL
                                                         COMMON    PAID-IN      AVAILABLE    SUBSTANTIALLY    STOCKHOLDERS'
                                                         STOCK     CAPITAL      FOR SALE       RESTRICTED         EQUITY
                                                         ------   ----------   -----------   --------------   --------------

BALANCE, SEPTEMBER 30, 1993, AS ORIGINALLY REPORTED      $    -   $        -      ($1,125)      $3,797,065      $ 3,795,940
                                                         ------   ----------     --------       ----------      -----------
  PRIOR PERIOD ADJUSTMENT (NOTE 25)                           -            -            -          121,111          121,111
                                                         ------   ----------     --------       ----------      -----------

BALANCE, SEPTEMBER 30, 1993, AS RESTATED                      -            -       (1,125)       3,918,176        3,917,051
  NET INCOME FOR THE YEAR ENDED SEPTEMBER 30, 1994            -            -            -          434,672          434,672
                                                         ------   ----------     --------       ----------      -----------

BALANCE, SEPTEMBER 30, 1994                                   -            -       (1,125)       4,352,848        4,351,723
  SALE OF 671,469 SHARES OF COMMON STOCK                  6,714    6,144,956            -                -        6,151,670
  NET INCOME FOR THE YEAR ENDED SEPTEMBER 30,
     1995                                                     -            -            -          551,287          551,287
  DIVIDENDS DECLARED AND PAID - $.30 PER SHARE                -            -            -         (201,441)        (201,441)
  CHANGE IN NET UNREALIZED LOSS ON SECURITIES
     AVAILABLE-FOR-SALE, NET OF DEFERRED TAX                  -            -       52,882                -           52,882
                                                         ------   ----------     --------       ----------      -----------

BALANCE, SEPTEMBER 30, 1995                               6,714    6,144,956       51,757        4,702,694       10,906,121
  NET INCOME FOR THE YEAR ENDED SEPTEMBER 30, 1996            -            -            -          363,855          363,855
  DIVIDENDS DECLARED AND PAID - $.80 PER SHARE                -            -            -         (537,175)        (537,175)
  CHANGE IN NET UNREALIZED LOSS ON SECURITIES
     AVAILABLE FOR SALE, NET OF DEFERRED TAX                  -            -     (110,557)               -         (110,557)
                                                         ------   ----------     --------       ----------      -----------

BALANCE, SEPTEMBER 30, 1996                              $6,714   $6,144,956     ($58,800)      $4,529,374      $10,622,244
                                                         ======   ==========     ========       ==========      ===========

SEE INDEPENDENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

--------------------------------------------------------------------------------

             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
             ----------------------------------------------------

                                                        1 9 9 6       1 9 9 5       1 9 9 4
                                                      ---------      ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                           $   363,855    $ 551,287     $434,672
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
     (GAIN) LOSS ON SALE OF ASSETS                          55,167       (9,237)      (7,471)
     DEPRECIATION EXPENSE FOR PROPERTY
       AND EQUIPMENT                                        70,469       84,558       89,553
     WRITEDOWN OF REAL ESTATE OWNED                              -            -       40,000
     AMORTIZATION OF PREMIUMS/DISCOUNTS
       ON INVESTMENTS                                        2,006        2,597        2,588
     STOCK DIVIDENDS ON FEDERAL HOME LOAN
       BANK STOCK                                                -            -      (12,200)
     DEFERRED TAXES                                       (192,891)           -            -
     CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) DECREASE IN ACCRUED
          INTEREST AND DIVIDEND
          RECEIVABLE                                        67,252     (193,282)     (25,892)
       (INCREASE) DECREASE IN OTHER ASSETS                (374,511)     152,811      (14,145)
       INCREASE (DECREASE) IN ACCRUED
          INTEREST PAYABLE                                   2,470       29,272      (18,737)
       INCREASE (DECREASE) IN ACCOUNTS
          PAYABLE                                          426,760       (7,497)         756
       INCREASE IN DEFERRED LOAN FEES                      126,894       67,121        4,592
       INCREASE (DECREASE) IN OTHER
          LIABILITIES                                      268,613       29,631      (19,710)
       INCREASE (DECREASE) IN INCOME
          TAX PAYABLE                                      256,520       99,881     (122,309)
       NET (INCREASE) DECREASE IN LOANS
          HELD FOR SALE                                 (1,339,050)    (175,000)     617,330
                                                       -----------    ---------     --------


       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                            (266,446)     632,142      969,027
                                                       -----------    ---------     --------



                                  (CONTINUED)

SEE INDEPENDENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

--------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (CONTINUED)
       ----------------------------------------------------

                                                         1 9 9 6         1 9 9 5           1 9 9 4
                                                       ----------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  SALES (PURCHASES) OF U. S. GOVERNMENT
     TREASURIES AND AGENCIES                            $  3,022,452   ($ 3,802,085)      ($ 3,752,461)
  RECEIVED ON SALES OF REAL ESTATE OWNED                      79,829        520,396            162,159
  MATURITIES/REDEMPTIONS OF TREASURIES
     AND AGENCIES                                          1,000,000        500,000                  -
  (PURCHASE) SALES OF FEDERAL HOME LOAN
     BANK - OVERNIGHT DEPOSIT                               (182,371)     4,866,710         (3,308,430)
  LOAN ORIGINATIONS, NET OF REPAYMENTS                   (24,197,487)   (16,672,001)       (20,359,099)
  STOCK CONVERSION COSTS INCURRED                                  -              -           (137,121)
  PURCHASE OF STOCK IN FEDERAL HOME
     LOAN BANK                                               (31,100)       (10,400)                 -
  PURCHASES OF OFFICE PROPERTIES AND
     EQUIPMENT                                                (6,136)        (1,691)           (45,969)
  PROCEEDS FROM SALES OF LOANS                            15,064,327      9,622,016         22,606,997
                                                        ------------   ------------       ------------

       NET CASH (USED IN)
          INVESTING ACTIVITIES                            (5,250,486)    (4,977,055)        (4,833,924)
                                                        ------------   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM SALE OF STOCK                                  -      6,151,671                  -
  NET INCREASE (DECREASE) IN ADVANCES FROM
     BORROWERS FOR TAX AND INSURANCE                         (68,715)        95,818             10,883
  INCREASE IN BANK OVERDRAFT                                 174,177              -                  -
  REPAYMENTS OF MORTGAGE NOTES PAYABLE                        (2,458)       ( 2,270)            (2,096)
  NET INCREASE (DECREASE) FROM UNREMITTED
     COLLECTIONS ON MORTGAGE LOANS SERVICED                  (77,469)       257,383             11,653
  BORROWINGS FROM FEDERAL HOME LOAN
     BANK ADVANCES                                         1,550,000        700,000                  -
  NET INCREASE (DECREASE) IN SAVINGS ACCOUNTS                 23,393     (1,413,960)        (2,140,230)

                                  (CONTINUED)

SEE INDEPENDENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

              CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

--------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (CONTINUED)
       ----------------------------------------------------

                                                            1 9 9 6         1 9 9 5         1 9 9 4
                                                           ----------     -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES (CONTINUED):
  NET INCREASE (DECREASE) IN CERTIFICATES OF
     DEPOSIT                                               $4,253,491     ($1,284,348)    $6,027,875
  CASH DIVIDENDS PAID                                        (537,175)       (201,441)             -
                                                           ----------     -----------     ----------

       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                              5,315,244       4,302,853      3,908,085
                                                           ----------    ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                (201,688)        (42,060)        43,188

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  813,264         855,324        812,136
                                                           ----------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $  611,576    $    813,264     $  855,324
                                                           ==========    ============    ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
               -------------------------------------------------

     DURING THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994, CASH WAS PAID AS
FOLLOWS:

                                                            1 9 9 6       1 9 9 5        1 9 9 4
                                                           ----------    ----------     ----------
   INTEREST ON DEPOSITS, ADVANCES AND OTHER
       BORROWINGS                                           $3,607,857    $3,181,947     $2,783,190
   INCOME TAXES                                                120,082       230,312        360,681

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      --------------------------------------------------------------------

                                                           1 9 9 6        1 9 9 5        1 9 9 4
                                                         -----------    ------------   ----------
     DEPOSIT ACCOUNTS CONVERTED TO PURCHASE
       STOCK                                              $      -        $1,641,346     $      -

SEE INDEPENDPENT AUDITOR'S REPORT.
SEE NOTES TO FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     A.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS
          ----------------------------------------------

               THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF SECURITY FEDERAL BANCORP, INC. (THE "COMPANY") AND ITS WHOLLY-OWNED SUBSIDIARY, SECURITY FEDERAL BANK, (THE "BANK"). ALL SIGNIFICANT INTERCOMPANY BALANCES AND TRANSACTIONS ARE ELIMINATED IN CONSOLIDATION. SECURITY FEDERAL IS ENGAGED PRINCIPALLY IN ACCEPTING DEPOSITS FROM INDIVIDUALS AND CORPORATE CUSTOMERS AND INVESTING THOSE FUNDS IN LOANS SECURED BY FIRST MORTGAGES PRIMARILY FOR ONE TO FOUR FAMILY RESIDENCES. SECURITY FEDERAL HAS ONE MAIN OFFICE LOCATED IN TUSCALOOSA, ALABAMA, THAT SERVES THE WEST ALABAMA AREA.

     B.   ORGANIZATION
          ------------

               SECURITY FEDERAL BANCORP, INC., WAS INCORPORATED IN JUNE, 1994, FOR THE PURPOSE OF ACTING AS A SAVINGS AND LOAN HOLDING COMPANY WITH THE BANK AS ITS SOLE SUBSIDIARY. ON MARCH 31, 1995, THE COMPANY ACQUIRED ALL OF THE COMMON STOCK OF THE BANK UPON ITS CONVERSION FROM MUTUAL TO STOCK FORM. THE COMPANY'S PRINCIPAL BUSINESS IS THE BUSINESS OF THE BANK. THE BANK IS A FEDERALLY CHARTERED STOCK SAVINGS BANK AND A MEMBER OF THE FEDERAL HOME LOAN BANK SYSTEM. THE CONSOLIDATED FINANCIAL STATEMENTS, AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995, INCLUDE THE ACCOUNTS OF THE COMPANY AND THE BANK. PRIOR TO 1995 AND THE CONVERSION, THE FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE BANK ONLY.

     C.   GENERAL
          -------

               RECORDS ARE MAINTAINED ON THE ACCRUAL METHOD FOR FINANCIAL REPORTING AND TAX PURPOSES. THE BANK PROVIDES FINANCIAL SERVICES TO INDIVIDUALS AND CORPORATE CUSTOMERS, AND IS SUBJECT TO COMPETITION FROM OTHER FINANCIAL INSTITUTIONS.

               THE BANK IS A MEMBER OF THE FEDERAL HOME LOAN BANK SYSTEM AND IS SUBJECT TO REGULATION BY THE OFFICE OF THRIFT SUPERVISION. AS A MEMBER OF THIS SYSTEM, THE BANK IS REQUIRED TO MAINTAIN AN INVESTMENT IN CAPITAL STOCK OF THE FEDERAL HOME LOAN BANK IN ATLANTA. THE BANK MAINTAINS INSURANCE ON SAVINGS DEPOSITS WITHIN CERTAIN LIMITATIONS AS A MEMBER OF THE SAVINGS ASSOCIATION INSURANCE FUND WHICH IS ADMINISTERED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------

     D.   VALUATION OF ALLOWANCE FOR LOSSES
          ---------------------------------

               THE ALLOWANCE FOR LOAN LOSSES IS MAINTAINED AT A LEVEL WHICH IS CONSIDERED ADEQUATE TO PROVIDE FOR LOSSES BASED UPON MANAGEMENT'S EVALUATION OF KNOWN AND INHERENT RISK CHARACTERISTICS OF THE LOAN PORTFOLIO, THE FAIR VALUE OF UNDERLYING COLLATERAL, CURRENT ECONOMIC CONDITIONS, AND OTHER PERTINENT FACTORS. A PROVISION FOR LOAN LOSSES IS CHARGED TO OPERATIONS BASED ON MANAGEMENT'S PERIODIC EVALUATION OF THESE RISKS.

     E.   LOAN FEES
          ---------

               NONREFUNDABLE FEES FOR MAKING LOANS ARE DEFERRED TO THE EXTENT THAT THEY EXCEED THE DIRECT COSTS OF UNDERWRITING AND CLOSING LOANS. THESE DEFERRED FEES ARE AMORTIZED TO INCOME OVER THE CONTRACTUAL LIFE OF THE MORTGAGE LOAN IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 91, AS AN ADJUSTMENT TO THE YIELD OF SUCH LOANS.

     F.   DEPRECIATION
          ------------

               DEPRECIATION IS COMPUTED ON THE STRAIGHT-LINE AND ACCELERATED METHODS OVER THE ESTIMATED USEFUL LIVES OF THE APPLICABLE ASSETS. USEFUL LIVES RANGE GENERALLY FROM FIVE TO THIRTY-ONE YEARS.

     G.   REAL ESTATE OWNED
          -----------------

               REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS IS INITIALLY RECORDED AT THE LOWER OF COST OR FAIR VALUE OF THE ASSET ACQUIRED AND, SUBSEQUENTLY, AT THE LOWER OF COST OR FAIR VALUE MINUS ESTIMATED COST TO SELL. COSTS OF HOLDING REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS ARE REFLECTED IN INCOME CURRENTLY. IMPROVEMENTS TO THE REAL ESTATE ARE CAPITALIZED AS A PART OF THE CARRYING VALUE. GAINS OR LOSSES ON SALES OF SUCH REAL ESTATE ARE TAKEN INTO INCOME BASED ON THE BANK'S INITIAL AND CONTINUING INVESTMENT IN THE PROPERTY. VALUATIONS ARE PERIODICALLY PERFORMED BY MANAGEMENT, AND AN ALLOWANCE OR LOSS IS ESTABLISHED BY A CHARGE TO OPERATIONS IF THE CARRYING VALUE OF A PROPERTY EXCEEDS ITS ESTIMATED FAIR VALUE.

     H.   CASH AND CASH EQUIVALENTS
          -------------------------

               CASH AND CASH EQUIVALENTS CONSIST OF CASH ON HAND OF $4,050 AT SEPTEMBER 30, 1996 AND 1995, AND FUNDS ON DEPOSIT WITH BANKS WITH ORIGINAL MATURITIES OF THREE MONTHS OR LESS OF $607,526 AND $809,214 AT SEPTEMBER 30, 1996 AND 1995, RESPECTIVELY.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------

     I.   INCOME TAXES
          ------------

               DEFERRED TAXES ARE PROVIDED WHEN INCOME AND EXPENSES ARE RECOGNIZED IN DIFFERENT PERIODS FOR FINANCIAL REPORTING PURPOSES AND FOR PURPOSES OF COMPUTING INCOME TAXES CURRENTLY PAYABLE.

               SECURITY FEDERAL BANCORP, INC., ACCOUNTS FOR INCOME TAXES USING THE LIABILITY METHOD PURSUANT TO STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 109, "ACCOUNTING FOR INCOME TAXES." THE OBJECTIVE OF THE ASSET AND LIABILITY METHOD, AS PRESCRIBED UNDER SFAS NO. 109, IS TO ESTABLISH DEFERRED TAX ASSETS AND LIABILITIES FOR THE TEMPORARY DIFFERENCES BETWEEN THE FINANCIAL REPORTING BASIS AND THE TAX BASIS OF THE COMPANY'S ASSETS AND LIABILITIES AT ENACTED TAX RATES EXPECTED TO BE IN EFFECT WHEN SUCH AMOUNTS ARE REALIZED OR SETTLED. SECURITY FEDERAL BANCORP, INC., AND ITS SOLE SUBSIDIARY, SECURITY FEDERAL BANK, FILE SEPARATE FEDERAL AND STATE INCOME TAX RETURNS.

     J.   LOANS RECEIVABLE
          ----------------

               LOANS RECEIVABLE ARE CARRIED AT COST, AS THE COMPANY HAS THE INTENT AND THE ABILITY TO HOLD THEM UNTIL MATURITY. GENERALLY, INTEREST IS CREDITED TO INCOME AS EARNED; HOWEVER, ON LOANS DELINQUENT MORE THAN 90 DAYS, THE INTEREST IS NOT ACCRUED UNLESS SUCH INTEREST IS ULTIMATELY COLLECTED, AND IS CREDITED TO INCOME IN THE YEAR RECEIVED.

     K.   DEBT AND EQUITY SECURITIES
          --------------------------

               EFFECTIVE OCTOBER 1, 1993, SECURITY FEDERAL BANK ADOPTED THE PROVISIONS OF FINANCIAL ACCOUNTING STANDARDS NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES."

               THE STATEMENT GENERALLY REQUIRES THAT DEBT AND EQUITY SECURITIES THAT HAVE READILY DETERMINABLE FAIR VALUES BE CARRIED AT FAIR VALUE UNLESS THEY ARE INTENDED TO BE HELD TO MATURITY. SECURITIES WILL BE CLASSIFIED AS HELD-FOR-INVESTMENT AND CARRIED AT AMORTIZED COST ONLY IF THERE IS A POSITIVE INTENT AND ABILITY TO HOLD THOSE SECURITIES TO MATURITY. IF NOT CLASSIFIED AS HELD-FOR-INVESTMENT, SUCH SECURITIES WOULD BE CLASSIFIED AS TRADING SECURITIES OR SECURITIES AVAILABLE-FOR-SALE. NET UNREALIZED HOLDING GAINS OR LOSSES FOR SECURITIES AVAILABLE-FOR-SALE WOULD BE EXCLUDED FROM EARNINGS AND REPORTED AS A SEPARATE COMPONENT OF STOCKHOLDERS' EQUITY.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------

     L.   LOAN SERVICING FEES
          -------------------

               THE  BANK SELLS  LOANS WITH  SERVICING RETAINED.   LOANS ARE
          GENERALLY SOLD TO FHLMC, AND THE CONTRACTUAL SERVICING FEE IS SET AT THEN NORMAL SERVICING FEE RATES. LOAN SERVICING COSTS ARE CHARGED TO EXPENSE AS INCURRED.

               IN MAY, 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, AN AMENDMENT OF FASB 65," EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1995. WHEN A COMPANY HAS A DEFINITIVE PLAN TO SELL OR SECURITIZE MORTGAGE LOANS IT ORIGINATED AND INTENDS TO RETAIN THE MORTGAGE SERVICING RIGHTS, STATEMENT NO. 122 REQUIRES THAT THE COST OF MORTGAGE SERVICING RIGHTS ARE CAPITALIZED SEPARATELY FROM THE COST OF ORIGINATING THE LOAN. UNDER STATEMENT NO. 65, ONLY MORTGAGE SERVICING RIGHTS THAT ARE PURCHASED ARE CAPITALIZED. STATEMENT NO. 122 ELIMINATES THE DISPARITY BETWEEN THE TREATMENT OF MORTGAGE SERVICING RIGHTS OBTAINED THROUGH LOAN ORIGINATION AND THOSE THAT ARE PURCHASED FROM OTHER PARTIES. IN ADDITION, STATEMENT NO. 122 REQUIRES THAT CAPITALIZED MORTGAGE SERVICING RIGHTS SHOULD BE AMORTIZED IN PROPORTION TO AND OVER THE PERIOD OF ESTIMATED SERVICING INCOME AND SHOULD BE EVALUATED FOR IMPAIRMENT BASED ON THEIR FAIR VALUE. THE COMPANY WILL ADOPT STATEMENT NO. 122 IN THE FIRST QUARTER OF THE FISCAL YEAR ENDING SEPTEMBER 30, 1997. MANAGEMENT DOES NOT EXPECT THE ADOPTION TO HAVE A MATERIAL EFFECT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

     M.   GAINS (LOSSES) ON SALES OF LOANS
          --------------------------------

               GAINS (LOSSES) ON SALES OF MORTGAGE LOANS ARE RECOGNIZED AT THE TIME OF SETTLEMENT.

     N.   LOANS HELD FOR SALE
          -------------------

               LOANS HELD FOR SALE ARE NONRECOURSE LOANS WHICH MANAGEMENT HAS GIVEN A COMMITMENT TO SELL TO FHLMC AND REPRESENT ALL THE LOANS THAT MANAGEMENT INTENDS TO SELL. THE LOANS HAVE BEEN CLOSED, BUT NOT YET DELIVERED AS OF THE BALANCE SHEET DATE. THE INTEREST RATES HAVE BEEN LOCKED-IN SO THAT THE BANK SUFFERS NO INTEREST RATE RISK AND NO RESULTANT GAIN OR LOSS ON SALE. THEREFORE, THESE LOANS ARE CARRIED AT COST WHICH APPROXIMATES MARKET VALUE.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------

     O.   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
          -----------------------------------------------------------

               THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES AND DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

               MATERIAL ESTIMATES THAT ARE PARTICULARLY SUSCEPTIBLE TO SIGNIFICANT CHANGE RELATE TO THE DETERMINATION OF THE ALLOWANCES FOR LOSSES ON LOANS AND THE VALUATION OF REAL ESTATE ACQUIRED IN CONNECTION WITH FORECLOSURES OR IN SATISFACTION OF LOANS. IN CONNECTION WITH THE DETERMINATION OF THE ALLOWANCES FOR LOSSES ON LOANS AND FORECLOSED REAL ESTATE, MANAGEMENT OBTAINS INDEPENDENT APPRAISALS FOR SIGNIFICANT PROPERTIES.

               WHILE MANAGEMENT USES AVAILABLE INFORMATION TO RECOGNIZE LOSSES ON LOANS AND FORECLOSED REAL ESTATE, FUTURE ADDITIONS TO THE ALLOWANCES MAY BE NECESSARY BASED ON CHANGES IN LOCAL ECONOMIC CONDITIONS. IN ADDITION, REGULATORY AGENCIES, AS AN INTEGRAL PART OF THEIR EXAMINATION PROCESS, PERIODICALLY REVIEW THE BANK'S ALLOWANCES FOR LOSSES ON LOANS AND FORECLOSED REAL ESTATE. SUCH AGENCIES MAY REQUIRE THE BANK TO RECOGNIZE ADDITIONS TO THE ALLOWANCES BASED ON THEIR JUDGEMENTS ABOUT INFORMATION AVAILABLE TO THEM AT THE TIME OF THEIR EXAMINATION. BECAUSE OF THESE FACTORS, IT IS REASONABLY POSSIBLE THAT THE ALLOWANCES FOR LOSSES ON LOANS AND FORECLOSED REAL ESTATE MAY CHANGE MATERIALLY IN THE NEAR TERM.

     P.   ADVERTISING COSTS
          -----------------

               THE COMPANY EXPENSES ADVERTISING COSTS AS THEY ARE INCURRED. ADVERTISING EXPENSE WAS $60,307, $57,414 AND $65,507 FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994, RESPECTIVELY.

     Q.   IMPAIRMENT OF LONG-LIVED ASSETS
          -------------------------------

               IN MARCH, 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1995. THIS STATEMENT REQUIRES THE RECOGNITION OF IMPAIRMENT LOSSES WHEN CONDITIONS INDICATE THAT LONG-LIVED ASSETS ARE IMPAIRED AND THE UNDISCOUNTED CASH FLOWS ESTIMATED TO BE GENERATED BY THE ASSETS ARE LESS THAN THE ASSET'S CARRYING AMOUNT. THE COMPANY WILL ADOPT STATEMENT NO. 121 IN THE FIRST QUARTER OF THE FISCAL YEAR ENDING SEPTEMBER 30, 1997, AND DOES NOT ANTICIPATE THAT THE EFFECT OF THE ADOPTION WILL BE MATERIAL TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------

     R.   EARNINGS PER SHARE
          ------------------

               EARNINGS PER SHARE COMPUTATIONS ARE BASED UPON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIODS. THE DILUTIVE EFFECT OF SHARES ISSUABLE UNDER STOCK OPTIONS AND STOCK AWARDS GRANTED BY THE COMPANY IS IMMATERIAL.


2.   RELATED PARTY TRANSACTIONS
     --------------------------

          THE BANK HAS LOANS OUTSTANDING AT SEPTEMBER 30, 1996 AND 1995, TO DIRECTORS, OFFICERS, AND EMPLOYEES AS FOLLOWS:

                                      1 9 9 6     1 9 9 5
                                      -------    --------
           BEGINNING BALANCE        $ 558,110    $584,876
           REDUCTIONS                (296,628)    (26,766)
                                    ---------    --------

           ENDING BALANCE           $ 261,482    $558,110
                                    =========    ========

          THESE ARE LOANS MADE DURING THE NORMAL COURSE OF BUSINESS AND THE RATES, COLLATERAL AND TERMS ARE EQUIVALENT TO THOSE THAT ARE REQUIRED FOR SIMILAR LOANS MADE AT ARMS LENGTH.

          THE FORMER PRESIDENT OF THE COMPANY SERVED AS LEGAL COUNSEL FOR THE BANK AND PROVIDED TITLE SERVICES TO CUSTOMERS ON LOANS MADE. TITLE FEES WERE COLLECTED FROM CUSTOMERS AT THE TIME OF CLOSING AND WERE PAID TO INSURED TITLES OF TUSCALOOSA, INC., A CORPORATION WHOLLY-OWNED BY THE PRESIDENT. NONE OF THIS AMOUNT IS INCLUDED IN EXPENSE ON THE CONSOLIDATED STATEMENTS OF INCOME OF THE COMPANY. FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995, THE AMOUNT PAID TO INSURED TITLES OF TUSCALOOSA, INC., TOTALED $163,261 AND $116,352, RESPECTIVELY.

          DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1996, VARIOUS COMPANIES OWNED BY THREE DIRECTORS OF THE COMPANY RECEIVED $203,820 IN REAL ESTATE COMMISSIONS AND HOMEOWNER'S INSURANCE PREMIUMS FROM THE CLOSING OF MORTGAGE LOANS ORIGINATED BY THE BANK. THE FEES ARE COLLECTED FROM THE BUYERS AND SELLERS AT CLOSING, AND THUS, ARE NOT INCLUDED IN EXPENSES ON THE CONSOLIDATED STATEMENTS OF INCOME OF THE COMPANY.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

3.   INVESTMENT SECURITIES
     ---------------------

     SEPTEMBER 30, 1996
     ------------------

   SECURITIES AVAILABLE-FOR-SALE CONSISTED OF THE FOLLOWING:

                                                                         FAIR                   UNREALIZED
                                                   MATURITY             MARKET                     GAIN
               DESCRIPTION                           DATE     RATE      VALUE         COST        (LOSS)
---------------------------------------            --------   -----   ----------   ----------   -----------
        U. S. GOVERNMENT (INCLUDING
             AGENCIES:

        FEDERAL AGRICULTURAL MORTGAGE
                CORPORATION STOCK                         -      -     $      875   $      875   $ -
        FEDERAL NATIONAL MORTGAGE
               ASSOCIATION BOND                    12/13/00   6.29%     2,983,711    3,076,602      (92,891)
                                                                       ----------   ----------   ----------


                                                                       $2,984,586   $3,077,477    ($ 92,891)
                                                                       ==========   ==========   ==========

     SEPTEMBER 30, 1995
     ------------------

     SECURITIES AVAILABLE-FOR-SALE CONSISTED OF THE FOLLOWING:

                                                                          FAIR                      UNREALIZED
                                                       MATURITY           MARKET                          GAIN
               DESCRIPTION                             DATE       RATE    VALUE        COST         (LOSS)
-----------------------------------------              --------   ----    ----------   ----------   ----------
        U. S. GOVERNMENT (INCLUDING
             AGENCIES:

        FEDERAL AGRICULTURAL MORTGAGE
                CORPORATION STOCK                             -      -    $      875   $      875   $       -
        U. S. TREASURY NOTE                            02/28/97   6.75%      253,203      251,895        1,308
        FEDERAL HOME LOAN MORTGAGE
                CORP. BOND                             06/08/97   6.51       252,031      250,955        1,076
        FEDERAL HOME LOAN BANK BOND                    05/05/00   7.00     2,020,000    1,988,542       31,458
        FEDERAL HOME LOAN BANK BOND                    05/09/00   7.00     3,105,750    3,061,223       44,527
        FEDERAL NATIONAL MORTGAGE
                ASSOCIATION BOND                       03/10/98   8.20       261,719      258,065        3,654
        FEDERAL NATIONAL MORTGAGE
                ASSOCIATION BOND                       08/11/99   7.00       253,281      249,042        4,239
                                                                          ----------   ----------   ----------

                                                                          $6,146,859   $6,060,597   $   86,262
                                                                          ==========   ==========   ==========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

3.   INVESTMENT SECURITIES (CONTINUED)
     ---------------------

     SECURITIES HELD-TO-MATURITY CONSISTED OF THE FOLLOWING:

                                                 FAIR                  UNREALIZED
                            MATURITY            MARKET                    GAIN
        DESCRIPTION           DATE     RATE     VALUE        COST        (LOSS)
-------------------------   --------   -----   --------   ----------   -----------

   U. S. TREASURY NOTE      12/31/95   4.25%   $996,875   $1,000,000     ($ 3,125)
                                               ========   ==========   ==========

          ALL BONDS, NOTES AND DEBENTURES CLASSIFIED AS HELD-TO-MATURITY ARE CARRIED AT COST, ADJUSTED FOR PREMIUMS AND DISCOUNTS THAT ARE RECOGNIZED IN INCOME USING THE INTEREST METHOD TO MATURITY. ALL BONDS, NOTES, DEBENTURES AND EQUITY SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE ARE CARRIED AT THE LOWER OF COST OR ESTIMATED FAIR MARKET VALUE IN THE AGGREGATE. NET UNREALIZED GAIN OR LOSSES ARE RECOGNIZED THROUGH A VALUATION ALLOWANCE THAT IS SHOWN AS AN INCREASE OR REDUCTION IN THE CARRYING VALUE OF RELATED SECURITIES AND A CORRESPONDING INCREASE OR REDUCTION IN STOCKHOLDERS' EQUITY.

          THE FOLLOWING IS A SUMMARY OF MATURITIES OF SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE AS OF SEPTEMBER 30, 1996:

                                           SECURITIES HELD-TO-MATURITY            SECURITIES AVAILABLE-FOR-SALE
                                           ---------------------------            -----------------------------
                                           AMORTIZED           FAIR                AMORTIZED           FAIR
                                             COST              VALUE                  COST             VALUE
                                           ---------           -----               ----------       -----------
   AMOUNTS MATURING IN:

   ONE YEAR OR LESS                        $-                  $-                  $ -              $-
   AFTER ONE YEAR THROUGH FIVE YEARS               -               -                3,076,602         2,983,711
   AFTER FIVE YEARS THROUGH TEN YEARS              -               -                        -                 -
   AFTER TEN YEARS                                 -               -                      875               875
                                           ---------           -----               ----------       -----------

                                           $      -            $  -                $3,077,477        $2,984,586
                                           =========           =====               ==========       ===========

          DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1996, SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE WERE SOLD FOR TOTAL PROCEEDS OF $6,101,797, RESULTING IN GROSS REALIZED GAINS OF $41,335. NET UNREALIZED LOSSES ON AVAILABLE-FOR-SALE SECURITIES OF $92,891 WERE ACCRUED, RESULTING IN A NET DECREASE IN STOCKHOLDERS' EQUITY. IN ADDITION, MATURITIES OF SECURITIES CLASSIFIED AS HELD-TO-MATURITY TOTALED $1,000,000 DURING THE YEAR ENDED SEPTEMBER 30, 1996.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORPO, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

3.   INVESTMENT SECURITIES (CONTINUED)
     ---------------------

          DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1995, SECURITIES CLASSIFIED AS HELD-TO-MATURITY TOTALING $1,238,802 IN AMORTIZED COST WERE SOLD, RESULTING IN GROSS REALIZED GAINS OF $6,237. THE SECURITIES WERE SOLD BASED ON THE CASH FLOW NEEDS OF THE BANK. DUE TO ANTICIPATED FUTURE SALES OF SECURITIES BASED ON CONTINUING CASH FLOW NEEDS, AND DUE TO THE FACT THAT SECURITIES WERE SOLD DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1995, THE DECISION WAS MADE TO RECLASSIFY SECURITIES HAVING MATURITY DATES OF MORE THAN THREE MONTHS FROM SEPTEMBER 30, 1995, WITH AMORTIZED COST OF $6,059,722 FROM THE HELD-TO-MATURITY CLASSIFICATION TO THE AVAILABLE-FOR-SALE CLASSIFICATION, RESULTING IN UNREALIZED GAINS OF $86,262. A DEFERRED TAX LIABILITY OF $34,505 WAS ACCRUED, RESULTING IN A NET INCREASE IN STOCKHOLDERS' EQUITY OF $51,757. ADDITIONALLY, MATURITIES OF SECURITIES CLASSIFIED AS HELD-TO-MATURITY TOTALED $500,000 DURING THE YEAR ENDED SEPTEMBER 30, 1995.

          NO GROSS PROCEEDS FROM SALES OR MATURITIES OF INVESTMENTS OCCURRED DURING THE YEAR ENDED SEPTEMBER 30, 1994.

4.   LOANS RECEIVABLE
     ----------------
       LOANS RECEIVABLE AT SEPTEMBER 30, 1996 AND 1995, CONSISTED OF THE
   FOLLOWING:

                                                      1 9 9 6          1 9 9 5
                                                    -----------      -----------
   REAL ESTATE LOANS:
       ONE TO FOUR FAMILY RESIDENTIAL LOANS          $60,014,323      $51,632,850
       CONSTRUCTIONS LOANS                             6,239,389        6,014,932
       MULTI-FAMILY LOANS                              3,478,064        2,716,009
       COMMERCIAL LOANS                                1,410,218        1,357,547
                                                     -----------      -----------

           TOTAL REAL ESTATE LOANS                    71,141,994       61,721,338

   CONSUMER LOANS                                        544,648          512,432
                                                     -----------      -----------

           TOTAL LOANS RECEIVABLE                     71,686,642       62,233,770

   LESS:
       UNEARNED DISCOUNTS ON HOME IMPROVEMENT LOANS        1,838              584
       UNDISBURSED PORTION OF LOANS IN PROCESS         2,408,300        1,958,366
       DEFERRED FEES ON MORTGAGE LOANS                   435,932          309,038
       ALLOWANCE FOR LOSSES                              330,003          330,003
                                                     -----------      -----------

                                                     $68,510,569      $59,635,779
                                                     ===========      ===========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

4.   LOANS RECEIVABLE (CONTINUED)
     ----------------

          A SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 1996 AND 1995, IS SHOWN BELOW:

   BALANCE AT SEPTEMBER 30, 1994                                  $330,003
   ADDITIONS TO ALLOWANCE FOR YEAR ENDED SEPTEMBER 30, 1995              -
                                                                  --------

   BALANCE AT SEPTEMBER 30, 1995                                   330,003
   ADDITION TO ALLOWANCE FOR YEAR ENDED SEPTEMBER 30, 1996               -
                                                                  --------

   BALANCE AT SEPTEMBER 30, 1996                                  $330,003
                                                                  ========

          WHILE MANAGEMENT USES AVAILABLE INFORMATION TO RECOGNIZE LOSSES ON LOANS, FUTURE ADDITIONS MAY BE NECESSARY BASED ON CHANGES IN ECONOMIC CONDITIONS. THE BANK IS SUBJECT TO THE REGULATIONS OF CERTAIN FEDERAL AGENCIES AND UNDERGOES PERIODIC EXAMINATIONS BY THOSE AGENCIES. AS AN INTEGRAL PART OF THE EXAMINATIONS, THE REGULATORY AGENCIES PERIODICALLY REVIEW THE BANK'S ALLOWANCE FOR LOSSES ON LOANS. SUCH AGENCIES MAY REQUIRE THE BANK TO RECOGNIZE ADDITIONS TO THE ALLOWANCE BASED ON THEIR JUDGMENT ABOUT INFORMATION AVAILABLE TO THEM AT THE TIME OF THEIR EXAMINATION.

          LOAN BALANCES MORE THAN 90 DAYS DELINQUENT THAT HAD REACHED NON-ACCRUAL STATUS TOTALED APPROXIMATELY $695,879 AND $428,000 AT SEPTEMBER 30, 1996 AND 1995, RESPECTIVELY. GROSS INTEREST INCOME OF $21,021 AND $13,000 WOULD HAVE BEEN RECORDED ON THESE LOANS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995, RESPECTIVELY. NO INTEREST ON SUCH LOANS WAS INCLUDED IN INCOME DURING THESE PERIODS.

          MORTGAGE LOANS SERVICED FOR OTHERS ARE NOT INCLUDED IN THE ACCOMPANYING STATEMENTS OF FINANCIAL CONDITION. THE UNPAID PRINCIPAL BALANCES OF THESE LOANS AT SEPTEMBER 30, 1996 AND 1995, CONSISTED OF THE
     FOLLOWING:

                                       1 9 9 6       1 9 9 5
                                     -----------   -----------
   MORTGAGE LOANS SERVICED FOR:
       FHLMC                         $70,575,970    $66,504,251
       OTHER INVESTORS                 1,237,155      1,424,139
                                     -----------    -----------

                                     $71,813,125    $67,928,390
                                     ===========    ===========

                                  (CONTINUED)

                SECURITY REDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

5.   OFFICE PROPERTIES AND EQUIPMENT
     -------------------------------

          OFFICE PROPERTIES AND EQUIPMENT CONSISTED OF THE FOLLOWING AT SEPTEMBER 30,1996 AND 1995:

                                               1 9 9 6       1 9 9 5
                                              ----------   -----------
   OFFICE FURNITURE AND EQUIPMENT             $  279,198    $  273,061
                                              ----------    ----------
   OFFICE BUILDING, LAND AND IMPROVEMENT       1,366,058     1,366,058
                                              ----------    ----------

                                               1,645,256     1,639,119
   LESS:  ACCUMULATED DEPRECIATION               489,586       419,116
                                              ----------    ----------

                                              $1,155,670    $1,220,003
                                              ==========    ==========

          DEPRECIATION AND AMORTIZATION ARE COMPUTED USING BOTH STRAIGHT-LINE AND ACCELERATED METHODS FOR FINANCIAL REPORTING AND INCOME TAX PURPOSES. DEPRECIATION EXPENSE TOTALED $89,553, $84,524 AND $70,469 FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996, RESPECTIVELY.


6.   INCOME TAXES
     ------------

          THE FEDERAL INCOME AND STATE EXCISE TAX RETURNS OF THE COMPANY ARE FILED ON A CALENDAR YEAR BASIS WHILE THE FINANCIAL STATEMENTS ARE PRESENTED ON A FISCAL YEAR BASIS.

          INCOME TAX EXPENSE FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994, IS AS FOLLOWS:

                             FEDERAL       STATE       TOTAL
                             -------       -----       -----
   SEPTEMBER 30, 1996:
       CURRENT               $  267,354    $  38,887    $ 306,241
       DEFERRED                (104,150)     (18,380)    (122,530)
                             ----------    ---------    ---------

                             $  163,204    $  20,507    $ 183,711
                             ==========    =========    =========

   SEPTEMBER 30, 1995:
       CURRENT               $  315,606    $  43,241    $ 358,847
       DEFERRED                 (29,209)      (5,155)     (34,364)
                             ----------    ---------    ---------

                             $  286,397    $  38,086    $ 324,483
                             ==========    =========    =========

   SEPTEMBER 30, 1994:
       CURRENT               $  228,290    $  21,985    $ 250,275
       DEFERRED                 (10,118)      (1,785)     (11,903)
                             ----------    ---------    ---------

                             $  218,172    $  20,200    $ 238,372
                             ==========    =========    =========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

6.   INCOME TAXES (CONTINUED)
     ------------

          INCLUDED IN THESE AMOUNTS ARE INCOME TAXES OF APPROXIMATELY $15,200, $2,300, AND $-0- IN 1996, 1995 AND 1994, RESPECTIVELY, RELATED TO THE SALES OF INVESTMENT SECURITIES.

          TEMPORARY DIFFERENCES THAT GAVE RISE TO SIGNIFICANT PORTIONS OF THE DEFERRED TAX ASSET AT SEPTEMBER 30, 1996 AND 1995, RELATED TO THE
     FOLLOWING:

                                                        1 9 9 6        1 9 9 5
                                                       ---------      ---------
   UNREALIZED (GAIN) LOSS ON INVESTMENT SECURITIES
       AVAILABLE-FOR-SALE                               $ 34,091     ($ 34,505)
   STOCK DIVIDENDS, FHLB STOCK                           (72,005)      (78,480)
   DEFERRED COMPENSATION PLAN                                  -       193,500
   RESERVE FOR LOAN LOSSES                               (38,030)      (67,061)
   DIRECTOR'S RETIREMENT PLAN                             97,857        11,254
   SAIF ASSESSMENT PAYABLE                               139,868             -
   DEFERRED FEES                                          69,058        24,510
   OTHER, NET                                             27,270        16,000
                                                       ---------      ---------

                                                        $258,109     $  65,218
                                                        ========     =========

          AT SEPTEMBER 30, 1996, 1995 AND 1994, RETAINED EARNINGS INCLUDE $712,606 OF ACCUMULATED TAX RESERVES FOR BAD DEBTS FOR WHICH NO DEFERRED INCOME TAX LIABILITY HAS BEEN ACCRUED. THESE AMOUNTS REPRESENT ALLOCATIONS OF INCOME TO BAD DEBT DEDUCTIONS FOR TAX PURPOSES ONLY. REDUCTION OF THESE RESERVES FOR PURPOSES OTHER THAN TAX BAD-DEBT LOSSES OR ADJUSTMENTS ARISING FROM CARRYBACK OF NET OPERATING LOSSES WOULD CREATE INCOME FOR TAX PURPOSES, WHICH WOULD BE SUBJECT TO THE THEN-CURRENT CORPORATE INCOME TAX RATE. THE UNRECORDED DEFERRED LIABILITY ON THESE AMOUNTS WAS APPROXIMATELY $261,527 AT SEPTEMBER 30, 1996 AND 1995.

          TOTAL INCOME TAX EXPENSE DIFFERED FROM THE AMOUNTS COMPUTED BY APPLYING THE STATUTORY FEDERAL RATE OF 34% TO INCOME BEFORE INCOME TAXES AS A RESULT OF THE FOLLOWING:

                                                   1 9 9 6     1 9 9 5      1 9 9 4
                                                  ---------   ---------    ---------
   EXPECTED FEDERAL INCOME TAX EXPENSE            $186,172    $ 297,762     $228,835
   ITEMS EFFECTIVE INCOME TAX EXPENSE:
       ALLOWABLE BAD DEBT DEDUCTION, NET                 -     ( 28,977)           -
       STATE TAX, NET                                7,659       57,900       26,093
       OTHER                                       (10,120)     ( 2,202)     (16,556)
                                                  --------    ---------    ---------

                                                  $183,711    $ 324,483     $238,372
                                                  ========    =========    =========

   EFFECTIVE TAX RATE                                   34%         37%          36%
                                                  ========    ========     ========

                                  (CONTINUED)

                SECUIRTY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

7.   PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN
     --------------------------------------------------

          THE BOARD OF DIRECTORS ADOPTED A PROFIT SHARING PLAN IN OCTOBER, 1988 AND THE PLAN COVERS SUBSTANTIALLY ALL EMPLOYEES. CONTRIBUTIONS TO THE PLAN ARE AT THE DISCRETION OF THE BOARD OF DIRECTORS AND THE PLAN IS MAINTAINED ON A CALENDAR YEAR. DURING CALENDAR YEARS 1995, 1994 AND 1993, CONTRIBUTIONS TO THE PLAN CHARGED TO OPERATIONS WERE $49,701, $60,412, AND $43,041, RESPECTIVELY.

          ADDITIONALLY, IN 1988, THE BOARD OF DIRECTORS ADOPTED A NON-QUALIFIED DEFERRED COMPENSATION PLAN TO COVER THE FORMER PRESIDENT OF THE BANK. DURING THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994, $16,250, $65,000
     AND $65,000, RESPECTIVELY, WAS CONTRIBUTED TO THE PLAN AND CHARGED TO OPERATIONS. UPON THE DEATH OF THE FORMER PRESIDENT OF THE BANK IN DECEMBER, 1995, THE ASSETS OF THE PLAN WERE DISTRIBUTED TO HIS BENEFICIARIES.

8.   OTHER OPERATING EXPENSES
     ------------------------

          OTHER OPERATING EXPENSES FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994, ARE SHOWN BELOW:

                                                        1 9 9 6     1 9 9 5     1 9 9 4
                                                      -----------   --------   ---------
   ADVERTISING                                            $ 60,307   $ 57,414    $ 65,507
   PROFESSIONAL SERVICES                                   134,253     51,452      23,435
   STATIONERY, PRINTING AND OFFICE SUPPLIES                 52,479     48,097      61,432
   OTHER EXPENSES                                          145,347    126,141      82,068
                                                          --------   --------   ---------

                                                          $392,386   $283,104    $232,442
                                                          ========   ========   =========

9.   OTHER ASSETS
     ------------

          OTHER ASSETS CONSISTED OF THE FOLLOWING AT SEPTEMBER 30, 1996 AND
 1995:

                                                      1 9 9 6    1 9 9 5
                                                      --------   --------
   MANAGEMENT RECOGNITION PLAN TRUST                  $354,690   $ -
   STOCK IN SAVINGS AND LOAN DATA CORPORATION           15,000      15,000
   PREPAID EXPENSES AND OTHER ASSETS                    86,945      67,124
                                                      --------   ---------

           TOTAL OTHER ASSETS                         $456,635    $ 82,124
                                                      ========   =========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

10.  ACCRUED EXPENSES AND OTHER LIABILITIES
     --------------------------------------

          ACCRUED EXPENSES AND OTHER LIABILITIES CONSISTED OF THE FOLLOWING AT SEPTEMBER 30, 1996 AND 1995:

                                            1 9 9 6    1 9 9 5
                                           ---------  ---------
   ACCRUED INTEREST PAYABLE                 $ 36,932    $34,462
   ACCOUNTS PAYABLE                           45,766      2,073
   REFUNDABLE LOAN APPLICATION FEES            6,614      8,728
   PAYROLL TAXES PAYABLE                           -        129
   ACCRUED DIRECTOR'S RETIREMENT PLAN        266,640     28,134
   ACCOUNTS PAYABLE - SAIF ASSESSMENT        381,113          -
   ACCRUED MANAGEMENT RECOGNITION PLAN        34,306          -
                                            --------    -------

                                            $771,371    $73,526
                                            ========    =======

11.  FEDERAL HOME LOAN BANK STOCK
     ----------------------------

          THE BANK IS A MEMBER OF THE FEDERAL HOME LOAN BANK SYSTEM AND IS REQUIRED TO MAINTAIN AN INVESTMENT IN THE STOCK OF THE FEDERAL HOME LOAN BANK OF ATLANTA EQUAL TO AT LEAST 1% OF THE UNPAID PRINCIPAL BALANCES OF ITS RESIDENTIAL MORTGAGE LOANS, .3% OF ITS TOTAL ASSETS OR 5% OF ITS OUTSTANDING ADVANCES FROM FHLB-ATLANTA. PURCHASES AND SALES OF STOCK ARE MADE DIRECTLY WITH FHLB-ATLANTA. THE STOCK OWNERSHIP IS EVALUATED ANNUALLY ON DECEMBER 31. AS OF THE LATEST ANNUAL EVALUATION, THE BANK MET ITS STOCK OWNERSHIP REQUIREMENT.


12.  ADVANCES FROM FEDERAL HOME LOAN BANK
     ------------------------------------

          ADVANCES FROM FEDERAL HOME LOAN BANK AT SEPTEMBER 30, 1996, CONSISTED OF A $585,000 LOAN MADE TO SECURITY FEDERAL BANK FOR A TERM OF TWENTY YEARS AT A 3% FIXED RATE OF INTEREST WHICH IS DUE ON AUGUST 5, 2011, AND VARIOUS SHORT-TERM ADVANCES AT VARIABLE RATES OF INTEREST AS FOLLOWS. THE ADVANCES WERE COLLATERALIZED BY CERTAIN FIRST MORTGAGE LOANS TOTALING $4,659,755 AT SEPTEMBER 30, 1996.

                               INTEREST
         DATE       MATURITY     RATE AT
       GRANTED        DATE      9/30/96     BALANCE
-----------------   --------    -------    ----------
      05/07/96      05/07/97       6.05%   $1,000,000
      09/12/96      09/12/97       6.05       500,000
      09/19/96      09/19/97       6.05       750,000
                                           ----------

                                           $2,250,000
                                           ==========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOSSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

12.  ADVANCES FROM FEDERAL HOME LOAN BANK (CONTINUED)
     ------------------------------------

          AT SEPTEMBER 30, 1995, ADVANCES FROM FEDERAL HOME LOAN BANK CONSISTED OF A $585,000 LOAN MADE TO SECURITY FEDERAL BANK FOR A TERM OF TWENTY YEARS AT A 3% FIXED RATE OF INTEREST WHICH IS DUE ON AUGUST 5, 2011, AND A SHORT-TERM ADVANCE OF $700,000 MADE AUGUST 1, 1995, WITH A DUE DATE OF AUGUST 1, 1996, AND A VARIABLE RATE OF INTEREST, THE RATE BEING 7% AT SEPTEMBER 30, 1995. THE ADVANCES WERE COLLATERALIZED BY CERTAIN FIRST MORTGAGE LOANS TOTALING $3,601,130 AT SEPTEMBER 30, 1995.

          PRINCIPAL AMOUNTS DUE OVER THE NEXT FIVE FISCAL YEARS ARE AS FOLLOWS:

                    SEPTEMBER 30,        AMOUNT
                    ----------------   ----------

                     1997              $2,250,000
                     1998                       -
                     1999                       -
                     2000                       -
                     2001                       -
                     THEREAFTER           585,000
                                       ----------

                                       $2,835,000
                                       ==========

13.  CONCENTRATION OF CREDIT RISK
     ----------------------------

          THE BANK GRANTS CONSUMER, COMMERCIAL AND RESIDENTIAL LOANS TO VARIOUS CUSTOMERS PRIMARILY IN THE WEST CENTRAL ALABAMA REGION.

          THE COMPANY MAINTAINS CASH BALANCES AT VARIOUS LOCAL FINANCIAL INSTITUTIONS. CASH ACCOUNTS AT THESE BANKS ARE INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION FOR UP TO $100,000. AMOUNTS IN EXCESS OF INSURED LIMITS WERE APPROXIMATELY $1,343,713 AT SEPTEMBER 30, 1996. THE EXCESS IS COMPUTED BASED ON THE BALANCE OF EACH ACCOUNT ACCORDING TO EACH INSTITUTION AT SEPTEMBER 30, 1996. THE BALANCE OF THE ACCOUNTS INCLUDED IN CASH AND CASH EQUIVALENTS AS SHOWN ON THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION WILL VARY FROM THE BALANCE ACCORDING TO THE FINANCIAL INSTITUTION BY THE AMOUNT OF ANY OUTSTANDING CHECKS OR DEPOSITS IN TRANSIT AT SEPTEMBER 30, 1996.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, NIC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

14.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

          AT SEPTEMBER 30, 1996 AND 1995, OUTSTANDING COMMITMENTS TO ORIGINATE BOTH FIXED AND VARIABLE RATE LOANS AMOUNTED TO $1,090,000 AND $1,249,006, RESPECTIVELY. COMMITMENT PERIODS RANGED FROM 30 TO 90 DAYS FROM THE DATE OF COMMITMENT WITH INTEREST ON FIXED RATE LOANS EXPECTED TO RANGE FROM 7.25% TO 8.125% BASED ON MATURITIES. OF THE FIXED RATE LOAN COMMITMENTS, NO RATES WERE LOCKED IN AT SEPTEMBER 30, 1996.

          COMMITMENTS TO SELL MORTGAGE LOANS AMOUNTED TO $1,632,050 AND $1,266,000 AT SEPTEMBER 30, 1996 AND 1995, RESPECTIVELY. OF THE $1,632,050
     IN COMMITMENTS AT SEPTEMBER 30, 1996, $1,514,050 WAS FUNDED. OF THE $1,266,000 IN COMMITMENTS AT SEPTEMBER 30, 1995, $175,000 WAS FUNDED.

          COMMITMENTS TO EXTEND CREDIT MAY INVOLVE, TO VARYING DEGREES, ELEMENTS OF CREDIT RISK AND INTEREST RATE RISK IN EXCESS OF THE AMOUNT RECOGNIZED IN THE STATEMENT OF FINANCIAL CONDITION. THE AMOUNT OF CREDIT LOSS IN THE EVENT OF NONPERFORMANCE BY THE OTHER PARTY TO THE COMMITMENT IS REPRESENTED BY THE CONTRACTUAL AMOUNT OF THE LOAN WHEN ORIGINATED. INTEREST RATE RISK ON COMMITMENTS TO EXTEND CREDIT RESULTS FROM THE POSSIBILITY THAT INTEREST RATES MAY HAVE MOVED UNFAVORABLY FROM THE POSITION OF THE BANK SINCE THE TIME THE COMMITMENT WAS MADE.

          OTHER THAN THE COMMITMENTS DISCUSSED IN THE PRECEDING PARAGRAPH, THE BANK HAS NOT ENGAGED IN ANY TRANSACTIONS THAT WOULD GIVE RISE TO POTENTIAL OFF-BALANCE SHEET CREDIT LOSSES. ACCORDINGLY, NO RESERVE FOR SUCH LOSSES HAS BEEN ESTABLISHED.


15.  SEGMENT INFORMATION
     -------------------

          THE PRIMARY OPERATIONS OF THE BANK CONSIST OF THE ORIGINATION AND SERVICING OF ONE-TO-FOUR FAMILY MORTGAGE LOANS. THE TABLE BELOW PROVIDES SUMMARIZED INFORMATION BY BUSINESS SEGMENT.

                                              1 9 9 6     1 9 9 5
                                             ---------   ---------
   REVENUE FROM UNAFFILIATED CUSTOMERS:
       MORTGAGE BANKING                      $  123,132    $  165,997
       OTHER                                  6,095,135     5,236,666
                                             ----------    ----------

                                             $6,218,267    $5,402,663
                                             ==========    ==========

   OPERATING PROFIT:
       MORTGAGE BANKING                      $   86,069    $  125,626
       OTHER                                    461,497       750,144
                                             ----------    ----------

                                             $  547,566    $  875,770
                                             ==========    ==========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

15.  SEGMENT INFORMATION (CONTINUED)
     -------------------

                              1 9 9 6       1 9 9 5
                            -----------   -----------
   IDENTIFIABLE ASSETS:
       MORTGAGE BANKING      $ 1,514,050    $   175,702
       OTHER                  75,480,746     70,364,782
                             -----------    -----------

                             $76,994,796    $70,540,484
                             ===========    ===========

          REVENUES ARE COMPRISED OF INTEREST INCOME, LOAN FEES, LOAN SERVICING REVENUE, NET GAINS OR LOSSES ON INTEREST-EARNING ASSETS AND REAL ESTATE ACTIVITIES DEPOSIT ACCOUNT OPERATIONS AND OTHER INCOME.

          OPERATING PROFIT IS INTEREST INCOME LESS INTEREST EXPENSE, PROVISION FOR LOSSES, AND OPERATING EXPENSES. GENERAL OVERHEAD EXPENSES NOT DIRECTLY ATTRIBUTABLE TO A SEGMENT ARE ALLOCATED TO ALL SEGMENTS.

          IDENTIFIABLE ASSETS BY SEGMENTS ARE THOSE ASSETS USED EXCLUSIVELY BY SUCH SEGMENT.


16.  FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT ("FIRREA") OF
     -------------------------------------------------------------------------
1989
----

          FIRREA WAS SIGNED INTO LAW ON AUGUST 9, 1989; REGULATIONS FOR SAVINGS INSTITUTIONS' MINIMUM CAPITAL REQUIREMENTS WENT INTO EFFECT ON DECEMBER 7, 1989. IN ADDITION TO ITS CAPITAL REQUIREMENTS, FIRREA INCLUDED PROVISIONS FOR CHANGES IN THE FEDERAL REGULATORY STRUCTURE FOR INSTITUTIONS INCLUDING A NEW DEPOSIT INSURANCE SYSTEM, INCREASED DEPOSIT INSURANCE PREMIUMS, AND RESTRICTED INVESTMENT ACTIVITIES WITH RESPECT TO NON-INVESTMENT-GRADE CORPORATE DEBT AND CERTAIN OTHER INVESTMENTS. FIRREA ALSO INCREASED THE REQUIRED RATIO OF HOUSING RELATED ASSETS IN ORDER TO QUALIFY AS A SAVINGS INSTITUTION.

          THE REGULATIONS REQUIRE INSTITUTIONS TO HAVE A MINIMUM REGULATORY TANGIBLE CAPITAL EQUAL TO 1.5 PERCENT OF TOTAL ASSETS, A MINIMUM CORE CAPITAL EQUAL TO 3 PERCENT OF TOTAL ASSETS AND RISK-BASED CAPITAL EQUAL TO 8 PERCENT OF TOTAL RISK-WEIGHTED ASSETS.

          THE BANK AT SEPTEMBER 30, 1996, MET THE REGULATORY CAPITAL REQUIREMENTS AS DEFINED BY FIRREA. AT SEPTEMBER 30, 1996, THE BANK'S REGULATORY TANGIBLE CAPITAL WAS $7,894,856 OR 10.31 PERCENT OF TOTAL ASSETS, CORE CAPITAL WAS $7,894,856 OR 10.31 PERCENT OF TOTAL ASSETS, AND RISK-BASED CAPITAL WAS $8,158,859 OR 20.41 PERCENT OF TOTAL RISK-WEIGHTED ASSETS, AS DEFINED BY FIRREA.

          A RECONCILIATION OF GAAP CAPITAL TO REGULATORY CAPITAL IS SHOWN ON THE FOLLOWING PAGE.

                                  (CONTINUED)

                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDARY
                             TUSCALOOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

16. FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT ("FIRREA") OF 1989 (CONTINUED) UNAUDITED

                                                                      UNAUDITED
                                                                      REGULATORY
                                            -------------------------------------------------------------
                                             GAAP               TANGIBLE       CORE           RISK-BASED
                                            CAPITAL             CAPITAL        CAPITAL        CAPITAL
                                           ----------          ----------    ----------     -------------
 1996  GAAP CAPITAL                         $7,836,056          $7,836,056    $7,836,056     $7,836,056
-------------------                         ==========
 ADDITIONAL CAPITAL ITEMS:
  GENERAL VALUATION ALLOWANCES LESS
   ASSETS REQUIRED TO BE DEDUCTED                                        -             -        264,003
  UNREALIZED LOSSES ON AVAILABLE-FOR-
   SALE SECURITIES                                                  58,800        58,800         58,800
                                                                ----------    ----------

 REGULATORY CAPITAL - COMPUTED                                   7,894,856     7,894,856      8,158,859
----------------------------------------

 MINIMUM CAPITAL REQUIREMENTS                                    1,149,320     2,298,640      3,197,609
                                                                ----------    ----------     ----------

   REGULATORY CAPITAL - EXCESS                                  $6,745,536    $5,596,216     $4,961,250
                                                                ==========    ==========     ==========

                                                                   UNAUDITED
                                                                   REGULATORY
                                           -------------------------------------------------------------

                                              GAAP         TANGIBLE       CORE           RISK-BASED
                                            CAPITAL        CAPITAL        CAPITAL        CAPITAL
                                           ---------      ----------     ----------     --------------
 1995  GAAP CAPITAL                         $7,735,128     $7,735,128     $7,735,128     $7,735,128
-------------------                         ==========
 ADDITIONAL CAPITAL ITEMS:
  GENERAL VALUATION ALLOWANCES LESS
   ASSETS REQUIRED TO BE DEDUCTED                                   -              -        199,000
                                                           ----------     ----------     ----------

 REGULATORY CAPITAL - COMPUTED                              7,735,128      7,735,128      7,934,128
----------------------------------------

 MINIMUM CAPITAL REQUIREMENTS                               1,057,121      2,114,242      2,876,000
                                                           ----------     ----------     ----------

   REGULATORY CAPITAL - EXCESS                             $6,678,007     $5,620,886     $5,058,128
                                                           ==========     ==========     ==========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

17.  SAVINGS ACCOUNTS
     ----------------

          SAVINGS ACCOUNTS ARE SEGREGATED BY ORIGINAL MATURITY DATE AND INTEREST RATE AS FOLLOWS:

                                                           WEIGHTED
                                                           AVERAGE
                                                            RATE AT
                                                             9-30-96      1 9 9 6        1 9 9 5
                                                           ----------    ---------      ---------
               PASSBOOK ACCOUNTS
--------------------------------------------

   3.50% AT SEPTEMBER 30, 1996, AND 1995                     3.50%        $ 3,711,419    $ 3,688,026
                                                                          -----------    -----------

           TOTAL PASSBOOK ACCOUNTS                                          3,711,419      3,688,026
                                                                          -----------    -----------

                 CERTIFICATE ACCOUNTS
--------------------------------------------

   6 MONTHS OR LESS
   4.875% TO 5.125% AT SEPTEMBER 30, 1996
   5.50% TO 6.00% AT SEPTEMBER 30, 1995                      4.99           3,084,513      4,435,524

   6 MONTHS TO 12 MONTHS
   5.00% TO 6.125% AT SEPTEMBER 30, 1996
   5.00% TO 6.625% AT SEPTEMBER 30, 1995                     5.80          20,442,302      6,622,299

   OVER 1 YEAR TO 3 YEARS
   4.875% TO 7.1% AT SEPTEMBER 30, 1996
   4.125% TO 7.50% AT SEPTEMBER 30, 1995                     6.09          24,845,975     32,871,362

   MORE THAN 3 YEARS
   5.5% TO 7.25% AT SEPTEMBER 30, 1996
   5.25% TO 8.50% AT SEPTEMBER 30, 1995                      6.31           9,167,806      9,357,920
                                                                          -----------    -----------

           TOTAL CERTIFICATE ACCOUNTS                                      57,540,596     53,287,105
                                                                          -----------    -----------

           TOTAL DEPOSITS                                                 $61,252,015    $56,975,131
                                                                          ===========    ===========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

17.  SAVINGS ACCOUNTS (CONTINUED)
     ----------------

          AT SEPTEMBER 30, 1996 AND 1995, SCHEDULED MATURITIES OF CERTIFICATE ACCOUNTS ARE AS FOLLOWS:

SEPTEMBER 30, 1996:
-------------------

                                                        AMOUNT DUE
                            ------------------------------------------------------------------
                                                        TWO           AFTER
                            LESS THAN     ONE TO        TO THREE      THREE
             RATE           ONE YEAR      TWO YEARS     YEARS         YEARS        TOTAL
-------------------------   -----------   -----------   -----------   ----------   -----------
   4 TO 5.99%               $28,411,060   $12,399,150    $2,125,800   $  486,931   $43,422,941
   6 TO 7.99%                 5,883,933     5,106,879       825,635    2,301,208    14,117,655
   8% AND ABOVE                       -             -             -            -             -
                            -----------   -----------    ----------   ----------   -----------
                            $34,294,993   $17,506,029    $2,951,435   $2,788,139   $57,540,596
                            ===========   ===========    ==========   ==========   ===========

SEPTEMBER 30, 1995:
-------------------
                                                        AMOUNT DUE
                            ------------------------------------------------------------------
                                                        TWO           AFTER
                            LESS THAN     ONE TO        TO THREE      THREE
             RATE           ONE YEAR      TWO YEARS     YEARS         YEARS        TOTAL
-------------------------   -----------   -----------   -----------   ----------   -----------
   4 TO 5.99%               $19,600,452   $ 4,514,628    $2,288,581   $1,426,178   $27,829,839
   6 TO 7.99%                15,046,511     4,996,966     2,230,123    3,094,774    25,368,374
   8% AND ABOVE                  88,892             -             -            -        88,892
                            -----------   -----------    ----------   ----------   -----------
                            $34,735,855   $ 9,511,594    $4,518,704   $4,520,952   $53,287,105
                            ===========   ===========    ==========   ==========   ===========

          CERTIFICATE ACCOUNTS WITH BALANCES EQUAL TO OR EXCEEDING $100,000 WERE APPROXIMATELY $5,519,000 AND $12,606,000 AT SEPTEMBER 30, 1996 AND 1995,
     RESPECTIVELY.


18.  MORTGAGE NOTE PAYABLE
     ---------------------

          MORTGAGE NOTE PAYABLE REPRESENTS A NOTE PAYABLE $477.82 MONTHLY, WITH INTEREST AT 8%, AMORTIZED OVER 15 YEARS. THE NOTE IS SECURED BY A MORTGAGE ON PROPERTY WHICH IS PART OF THE OFFICE BUILDING. PRINCIPAL AMOUNTS DUE OVER THE NEXT FIVE FISCAL YEARS ARE SHOWN ON THE FOLLOWING PAGE.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TURCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

18.  MORTGAGE NOTE PAYABLE (CONTINUED)
     ---------------------

                    SEPTEMBER 30,                  AMOUNT
                    -------------                  ------
                        1997                         $ 2,662
                        1998                           2,883
                        1999                           3,123
                        2000                           3,382
                        2001                           3,663
                     THEREAFTER                       23,884
                                                     -------

                                                     $39,597
                                                     =======

19.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE
     -----------------------------------------

          ACCRUED INTEREST AND DIVIDENDS RECEIVABLE CONSISTED OF THE FOLLOWING:

                                                           1 9 9 6     1 9 9 5
                                                          ----------  ---------
 ACCRUED INTEREST ON LOANS                                 $353,737    $314,613
 ACCRUED INTEREST ON INVESTMENTS                             58,563     164,939
 ACCRUED DIVIDENDS ON FEDERAL HOME LOAN BANK STOCK            9,000       9,000
                                                           --------   ---------

                                                           $421,300    $488,552
                                                           ========   =========

20.  STOCK CONVERSION
     ----------------

          ON MARCH 31, 1995, SECURITY FEDERAL BANK (THE "BANK"), FORMERLY KNOWN AS SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK, COMPLETED ITS CONVERSION FROM MUTUAL TO STOCK FORM. SECURITY FEDERAL BANCORP, INC. (THE "COMPANY"), A DELAWARE CORPORATION, WAS FORMED TO ACT AS THE HOLDING COMPANY OF THE BANK. ON THE DATE OF CONVERSION, THE COMPANY COMPLETED THE SALE OF 671,469 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, TO DEPOSITORS AT $10.00 PER SHARE. NET PROCEEDS FROM THE ABOVE TRANSACTIONS, AFTER DEDUCTING OFFERING EXPENSES, WERE $6.15 MILLION.

                                  (CONTINUED)

                SECURITY REDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996


21.  DIRECTOR'S RETIREMENT PLAN
     --------------------------

          IN CONJUNCTION WITH THE PLAN OF CONVERSION, THE BANK ADOPTED A DIRECTOR'S RETIREMENT PLAN FOR THE EMPLOYEE AND NON-EMPLOYEE DIRECTORS. FOLLOWING TERMINATION OF SERVICE ON THE BOARD, EACH DIRECTOR WOULD RECEIVE MONTHLY BENEFITS FOR A TEN YEAR PERIOD IN AN AMOUNT EQUAL TO THE PRODUCT OF HIS OR HER BENEFIT PERCENTAGE, HIS OR HER VESTED PERCENTAGE AND $700. THE BENEFIT PERCENTAGE IS BASED ON OVERALL YEARS OF SERVICE ON THE BOARD, AND INCREASES IN INCREMENTS OF 33-1/3% FROM 0% FOR LESS THAN FIVE YEARS OF SERVICE, TO 33-1/3% FOR FIVE TO NINE YEARS OF SERVICE, TO 66-2/3% FOR TEN TO FOURTEEN YEARS OF SERVICE AND TO 100% FOR FIFTEEN OR MORE YEARS OF SERVICE. THE VESTED PERCENTAGE EQUALS 33-1/3% IF THE PARTICIPANT SERVES ON THE BOARD FOR ONE YEAR FOLLOWING THE DATE OF CONVERSION, INCREASES TO 66-2/3% IF THE PARTICIPANT COMPLETES A SECOND YEAR OF SERVICE FOLLOWING THE DATE OF CONVERSION, AND BECOMES 100% IF THE PARTICIPANT COMPLETES A THIRD YEAR OF SERVICE FOLLOWING THE DATE OF CONVERSION. IN THE EVENT A PARTICIPANT DIES BEFORE BEGINNING TO COLLECT ANY BENEFITS UNDER THE PLAN, THE VESTED PERCENTAGE BECOMES 100% AND THE PARTICIPANT IS DUE 100% OF THE PRESENT VALUE OF BENEFITS OTHERWISE PAYABLE. IN THE EVENT OF A CHANGE OF CONTROL OF THE BANK OR THE FAILURE OF A DIRECTOR TO BE RE-ELECTED AFTER BEING NOMINATED TO THE BOARD, THE VESTED PERCENTAGE BECOMES 100%. AT SEPTEMBER 30, 1996 AND 1995, THE BANK HAD ACCRUED $266,640 AND $28,134, RESPECTIVELY, OF BENEFITS PAYABLE UNDER THE DIRECTOR'S RETIREMENT PLAN. INCLUDED IN THE $266,640 AT SEPTEMBER 30, 1996, IS APPROXIMATELY $129,300 FOR ACCRUED BENEFITS PAYABLE DUE TO THE DEATH OF TWO PARTICIPANTS.


22.  OTHER BENEFIT PLANS
     -------------------

          THE BOARD OF DIRECTORS OF THE COMPANY, AT A SPECIAL STOCKHOLDERS' MEETING HELD NOVEMBER 20, 1995, APPROVED THE ADOPTION OF AN EMPLOYEE STOCK OWNERSHIP PLAN, A MANAGEMENT RECOGNITION PLAN, AND A STOCK OPTION AND INCENTIVE PLAN.

          UNDER THE EMPLOYEE STOCK OWNERSHIP PLAN, A TRUST WILL BE ESTABLISHED TO PURCHASE, ON THE OPEN MARKET, A NUMBER OF SHARES OF STOCK EQUAL TO 8% OF THE COMPANY'S COMMON STOCK ISSUED IN THE CONVERSION. THE COMPANY WILL LOAN THE TRUST AN AMOUNT SUFFICIENT TO ALLOW IT TO PURCHASE THE SHARES. GENERALLY, ALL EMPLOYEES COMPLETING ONE YEAR OF SERVICE AND HAVING ATTAINED AGE 21 WILL BE ELIGIBLE TO PARTICIPATE IN THE PLAN. AN AMOUNT SUFFICIENT TO REPAY THE LOAN OVER A TEN YEAR PERIOD WILL BE PAID TO THE TRUST AND EXPENSED BY THE COMPANY. VESTING OCCURS AT THE END OF THE FIVE YEARS OF SERVICE AND ACCELERATES TO 100% UPON DEATH, DISABILITY OR ATTAINMENT OF AGE
     65. AT SEPTEMBER 30, 1996, THE PLAN WAS UNFUNDED.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

22.  OTHER BENEFIT PLANS (CONTINUED)
     -------------------

          THE MANAGEMENT RECOGNITION PLAN PROVIDES FOR THE PURCHASE OF OUTSTANDING SHARES OF COMPANY COMMON STOCK EQUAL TO 4% OF THE SHARES ISSUED IN THE CONVERSION. NON-EMPLOYEE AND EMPLOYEE DIRECTORS WILL BE ENTITLED TO PLAN SHARE AWARDS AS OF THE PLAN'S EFFECTIVE DATE TOTALING 10,743 SHARES. FUTURE AWARDS WILL BE MADE BY A COMMITTEE CONSISTING OF THREE NON-EMPLOYEE DIRECTORS. VESTING WILL OCCUR AT THE RATE OF 20% PER YEAR OVER FIVE YEARS AND ACCELERATES TO 100% UPON A PARTICIPANT'S DEATH OR DISABILITY.

          AS OF SEPTEMBER 30, 1996, $34,306 OF EXPENSE IS REFLECTED IN THE FINANCIAL STATEMENTS FOR ACCRUED BENEFITS PAYABLE UNDER THE MANAGEMENT RECOGNITION PLAN DUE TO THE DEATH OF A PARTICIPANT.

          DURING THE QUARTER ENDED MARCH 31, 1996, PURCHASES TOTALING $354,690 WERE MADE ON THE OPEN MARKET OF THE HOLDING COMPANY STOCK TO BE USED FOR PLAN SHARE AWARDS UNDER THE MANAGEMENT RECOGNITION PLAN. THESE PURCHASES WILL BE USED TO PAY OUT PLAN SHARE AWARDS AS PARTICIPANTS VEST.

          THE STOCK OPTION AND INCENTIVE PLAN PROVIDES FOR THE ISSUANCE OF NEW SHARES OF COMPANY COMMON STOCK EQUAL TO 10% OF THE SHARE ISSUED IN THE CONVERSION. AT THE PLAN'S EFFECTIVE DATE, THE NON-EMPLOYEE AND EMPLOYEE DIRECTORS WERE GRANTED OPTIONS AT AN OPTION PRICE OF $13.75, ON 26,857 SHARES. THE OPTIONS ARE EXERCISABLE AT THE RATE OF 20% PER YEAR FOLLOWING THE DATE OF THE GRANT AND HAVE A TERM OF TEN YEARS. THE OPTIONS BECOME IMMEDIATELY EXERCISABLE UPON DEATH OR DISABILITY. THE PLAN ALSO CONTAINS PROVISIONS FOR EXPIRATION OF THE OPTIONS FOLLOWING TERMINATION OF SERVICES.


23.  SECURITY FEDERAL BANCORP, INC., - HOLDING COMPANY ONLY FINANCIAL
     ----------------------------------------------------------------
INFORMATION
-----------

          THE CONDENSED STATEMENT ON THE FOLLOWING PAGE SUMMARIZES THE FINANCIAL POSITION, OPERATING RESULTS AND CASH FLOWS OF SECURITY FEDERAL BANCORP, INC. (PARENT COMPANY ONLY).

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

23.  SECURITY FEDERAL BANCORP, INC., - HOLDING COMPANY ONLY FINANCIAL
     ----------------------------------------------------------------
INFORMATION (CONTINUED)
-----------

     CONDENSED STATEMENT OF FINANCIAL CONDITION
     ------------------------------------------

                                    ASSETS
                                    ------

                                                           1 9 9 6       1 9 9 5
                                                         -----------   -----------
   CASH AND BALANCES WITH BANK                            $-            $      524
   CERTIFICATE OF DEPOSIT WITH SECURITY FEDERAL BANK       2,846,824     3,170,470
   INVESTMENT IN SUBSIDIARY                                3,615,152     3,408,437
                                                          ----------    ----------

               TOTAL ASSETS                               $6,461,976    $6,579,431
                                                          ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

   ACCOUNTS PAYABLE                                       $   38,787    $         -
   INCOME TAXES PAYABLE                                       21,848              -
                                                                        -----------

               TOTAL LIABILITIES                              60,635              -

   STOCKHOLDERS' EQUITY                                    6,401,341      6,579,431
                                                          ----------    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                          $6,461,976     $6,579,431
                                                          ==========    ===========


     CONDENSED STATEMENT OF INCOME
     -----------------------------
                                                               1 9 9 6          1 9 9 5
                                                             -----------    -------------
   INTEREST INCOME                                            $  215,299     $   99,973
   OTHER OPERATING EXPENSES                                     (125,611)        (4,815)
                                                              ----------    -----------

   NET INCOME BEFORE INCOME TAXES AND EQUITY IN
       UNDISTRIBUTED NET INCOME OF SUBSIDIARY                     89,688         95,158
   APPLICABLE INCOME TAXES                                       (66,842)             -
                                                              ----------    -----------

   NET INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
       OF SUBSIDIARY                                              22,846         95,158
   EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                  206,715        332,602
                                                              ----------    -----------

   NET INCOME                                                 $  229,561     $  427,760
                                                              ==========    ===========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

23.  SECURITY FEDERAL BANCORP, INC., - HOLDING COMPANY ONLY FINANCIAL
     ----------------------------------------------------------------
INFORMATION (CONTINUED)
-----------

CONDENSED STATEMENT OF CASH FLOWS
---------------------------------


                                                                      1 9 9 6      1 9 9 5
                                                                    ----------    ---------
   OPERATING ACTIVITIES:
       NET INCOME                                                 $   229,561      $    427,760
       ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
           PROVIDED BY OPERATING ACTIVITIES:
           EQUITY IN UNDISTRIBUTED NET INCOME OF
               SUBSIDIARY                                            (206,715)         (332,602)
           INCREASE IN ACCOUNTS PAYABLE AND INCOME
               TAXES PAYABLE                                           60,635                 -
           OTHER ADJUSTMENTS                                           (4,770)                -
                                                                    ---------      ------------

               NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                                    78,711            95,158
                                                                     --------      ------------

   INVESTING ACTIVITIES:
       INVESTMENT IN CERTIFICATE OF DEPOSIT WITH SECURITY
           FEDERAL BANK                                               323,646        (3,170,470)
       INVESTMENT IN SUBSIDIARY                                             -       ( 3,075,834)
                                                                     --------      ------------

               NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                          323,646        (6,246,304)
                                                                     --------      ------------

   FINANCING ACTIVITIES:
       PROCEEDS FROM STOCK CONVERSION, NET OF EXPENSES                      -         6,151,670
       CASH DIVIDENDS PAID                                           (402,881)                -
                                                                     --------      ------------

               NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                         (402,881)        6,151,670
                                                                     --------      ------------

   NET INCREASE (DECREASE) IN CASH                                       (524)              524

   CASH, BEGINNING OF YEAR                                                524                 -
                                                                     --------      ------------

   CASH, END OF YEAR                                                 $      -      $        524
                                                                     ========      ============

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------
24.  DEPOSIT AGREEMENT
     -----------------

          THE BANK'S DEPOSITS ARE INSURED BY THE SAVINGS ASSOCIATION INSURANCE FUND (SAIF), WHICH IS INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION. ON SEPTEMBER 30, 1996, LEGISLATION WAS ENACTED CONTAINING PROVISIONS TO RECAPITALIZE THE SAIF BY CHARGING A ONE TIME ASSESSMENT OF 65.7 BASIS POINTS ON ALL SAIF-INSURED DEPOSITS AS OF MARCH 31, 1995. THIS SPECIAL ASSESSMENT WAS ACCRUED AT SEPTEMBER 30, 1996, AND RESULTED IN A PRE-TAX CHARGE OF $381,113 TO INCOME FROM OPERATIONS. THIS ASSESSMENT WILL FULLY CAPITALIZE THE SAIF AND WILL EQUALIZE THE DISPARITY BETWEEN PREMIUMS PAID BY THOSE INSTITUTIONS COVERED UNDER THE SAIF AND THOSE COVERED UNDER THE BANK INSURANCE FUND. THE ASSESSMENT WILL EFFECTIVELY REDUCE FUTURE SAIF PREMIUMS, THEREBY INCREASING NET INCOME FOR FUTURE PERIODS.


25.  PRIOR PERIOD ADJUSTMENT
     -----------------------

          THE DEFERRED TAX EFFECT OF THE ALLOWANCE FOR LOAN LOSSES OF $330,000 WAS NOT RECOGNIZED IN PRIOR PERIODS. THIS RESULTED IN THE FOLLOWING RESTATEMENT OF RETAINED EARNINGS AND THE DEFERRED LIABILITY AS OF SEPTEMBER 30, 1993, 1994, AND 1995, AS SHOWN BELOW:

                                                                 DEFERRED
                                                    RETAINED     TAX ASSET
                                                    EARNINGS    (LIABILITY)
                                                   ----------   -----------

   AS PREVIOUSLY REPORTED, SEPTEMBER 30, 1993      $3,797,065    ($ 67,655)
   UNRECORDED DEFERRED TAX ASSET                      121,111      121,111
                                                   ----------   ----------

       AS ADJUSTED                                 $3,918,176   $   53,456
                                                   ==========   ==========


   AS PREVIOUSLY REPORTED, SEPTEMBER 30, 1994      $4,231,737    ($ 55,752)
   UNRECORDED DEFERRED TAX ASSET                      121,111      121,111
                                                   ----------   ----------

       AS ADJUSTED                                 $4,352,848   $   65,359
                                                   ==========   ==========


   AS PREVIOUSLY REPORTED, SEPTEMBER 30, 1995      $4,581,583    ($ 55,893)
   UNRECORDED DEFERRED TAX ASSET                      121,111      121,111
                                                   ----------   ----------

       AS ADJUSTED                                 $4,702,694   $   65,218
                                                   ==========   ==========

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996


26.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

          THE FOLLOWING METHODS AND ASSUMPTIONS WERE USED BY THE COMPANY IN ESTIMATING ITS FAIR VALUE DISCLOSURES FOR FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 1996. MANAGEMENT HAD ELECTED NOT TO EARLY IMPLEMENT STATEMENT ON FINANCIAL ACCOUNTING STANDARDS NO. 107; THEREFORE, THE INFORMATION CONCERNING FAIR VALUES AT SEPTEMBER 30, 1995, IS NOT AVAILABLE AND IT WAS NOT PRACTICAL TO OBTAIN THOSE VALUES.

     CASH AND CASH EQUIVALENTS:  THE CARRYING AMOUNT REPORTED IN THE
     -------------------------
     CONSOLIDATED STATEMENT OF FINANCIAL CONDITION IS A REASONABLE ESTIMATE OF FAIR VALUE.

     FEDERAL HOME LOAN BANK INTEREST-BEARING DEPOSITS:  THE CARRYING AMOUNT
     ------------------------------------------------
     REPORTED IN THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION IS A REASONABLE ESTIMATE OF FAIR VALUE.

     INVESTMENT SECURITIES:  ESTIMATED FAIR VALUES ARE BASED ON QUOTED MARKET
     ---------------------
     PRICES, IF AVAILABLE. IF QUOTED MARKET PRICES ARE NOT AVAILABLE, ESTIMATED FAIR VALUES ARE BASED ON OTHER AVAILABLE INFORMATION.

     LOANS RECEIVABLE:  ESTIMATED FAIR VALUES FOR ADJUSTABLE RATE LOANS, WHICH
     ----------------
     MAY BE REPRICED FREQUENTLY AND HAVE NO SIGNIFICANT CREDIT RISK, ARE BASED ON CARRYING VALUE. ESTIMATED FAIR VALUES OF ALL OTHER LOANS ARE ESTIMATED BY DISCOUNTING THE FUTURE CASH FLOWS USING THE CURRENT RATES AT WHICH SIMILAR LOANS WOULD BE MADE TO BORROWERS WITH SIMILAR CREDIT RATINGS AND FOR THE SAME REMAINING MATURITIES. THE CARRYING AMOUNTS OF ACCRUED INTEREST RECEIVABLE AND DIVIDENDS RECEIVABLE REPORTED IN THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION ARE A REASONABLE ESTIMATE OF FAIR VALUE.

     LOANS HELD FOR SALE, NET OF DEFERRED FEES:  ESTIMATED FAIR VALUES FOR LOANS
     -----------------------------------------
     HELD FOR RESALE ARE BASED ON THE QUOTED MARKET PRICES FOR THOSE LOANS AT SEPTEMBER 30, 1996.

     DEPOSIT LIABILITIES:  THE FAIR VALUE OF SAVINGS ACCOUNTS IS THE AMOUNT
     -------------------
     PAYABLE ON DEMAND AT THE REPORTING DATE. THE FAIR VALUE OF FIXED-MATURITY CERTIFICATES OF DEPOSIT IS ESTIMATED BY DISCOUNTED CASH FLOW ANALYSES, USING THE INTEREST RATES CURRENTLY OFFERED FOR DEPOSITS OF SIMILAR REMAINING MATURITIES.

     CHECKS OUTSTANDING IN EXCESS OF DEPOSITS:  THE CARRYING AMOUNT REPORTED IN
     ----------------------------------------
     THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION IS A REASONABLE ESTIMATE OF FAIR VALUE.

     ADVANCES FROM FEDERAL HOME LOAN BANK:  THE CARRYING AMOUNT OF ADVANCES FROM
     ------------------------------------
     THE FEDERAL HOME LOAN BANK APPROXIMATES FAIR VALUE AS THE CURRENT RATE FOR NEW ADVANCES FROM THE FEDERAL HOME LOAN BANK IS THE SAME AS THE RATE FOR THE ADVANCES RECEIVED AS OF THE REPORTING DATE. THE COMPANY HAS AVAILABLE SIGNIFICANT AMOUNTS AT THE FEDERAL HOME LOAN BANK FROM WHICH ADDITIONAL ADVANCES COULD BE DRAWN.

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

26.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
     -----------------------------------

     ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE:  THE CARRYING AMOUNT
     -----------------------------------------------
     REPORTED IN THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION IS A REASONABLE ESTIMATE OF FAIR VALUE.

     UNREMITTED COLLECTIONS ON MORTGAGE LOANS SERVICED:  THE CARRYING AMOUNT
     -------------------------------------------------
     REPORTED IN THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION IS A REASONABLE ESTIMATE OF FAIR VALUE.

     MORTGAGE NOTE PAYABLE:  THE CARRYING AMOUNT OF MORTGAGE NOTE PAYABLE
     ---------------------
     APPROXIMATES FAIR VALUE AS THE INTEREST RATE FOR THE MORTGAGE NOTE PAYABLE IS THE INTEREST RATE CURRENTLY AVAILABLE TO THE COMPANY FOR DEBT WITH SIMILAR AMOUNT, TERMS AND REMAINING MATURITIES.

                                                            ESTIMATED
                                                            CARRYING        FAIR
                                                             AMOUNT         VALUE
                                                           -----------   -----------

   FINANCIAL ASSETS
   ----------------
   CASH AND CASH EQUIVALENTS                               $   611,576   $   611,576
   FEDERAL HOME LOAN BANK - INTEREST BEARING DEPOSITS          426,084       426,084
   INVESTMENT SECURITIES                                     2,984,586     2,984,586
   LOANS RECEIVABLE                                         68,510,569    68,449,662
   LOANS HELD FOR SALE, NET OF DEFERRED FEES                 1,514,050     1,510,265
   ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                   421,300       421,300

   FINANCIAL LIABILITIES
   ---------------------
   DEPOSITS                                                 61,252,015    61,257,289
   CHECKS OUTSTANDING IN EXCESS OF DEPOSITS                    174,177       174,177
   ADVANCES FROM FEDERAL HOME LOAN BANK                      2,835,000     2,835,000
   ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE             662,689       662,689
   UNREMITTED COLLECTIONS ON MORTGAGE LOANS SERVICED           299,630       299,630
   MORTGAGE NOTE PAYABLE                                        39,597        39,597

                                  (CONTINUED)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                              SEPTEMBER 30, 1996


27.  SUBSEQUENT EVENTS
     -----------------

          ON DECEMBER 10, 1996, THE BOARD OF DIRECTORS OF THE COMPANY DECLARED A ONE-TIME CASH DISTRIBUTION IN THE AMOUNT OF $3.00 PER SHARE TO ALL STOCKHOLDERS OF RECORD ON DECEMBER 19, 1996. THE TOTAL DISTRIBUTION OF APPROXIMATELY $2.02 MILLION WILL BE PAYABLE ON DECEMBER 27, 1996. THE COMPANY EXPECTS THAT SUBSTANTIALLY ALL OF THE DISTRIBUTION WILL QUALIFY AS A NON-TAXABLE RETURN OF CAPITAL TO THE STOCKHOLDERS. TO DETERMINE THE TAX STATUS OF THE DISTRIBUTION, THE COMPANY HAS FILED A REQUEST WITH THE INTERNAL REVENUE SERVICE TO ISSUE A PRIVATE LETTER RULING. IF THE RULING IS FAVORABLE, THE PORTION OF THE DISTRIBUTION THAT IS TREATED AS A RETURN OF CAPITAL WILL NOT BE SUBJECT TO INCOME TAX, BUT INSTEAD WILL REDUCE THE STOCKHOLDERS' BASIS IN EACH SHARE OF STOCK OWNED.

SEE INDEPENDENT AUDITOR'S REPORT.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     For information regarding the registrant's change of accountants effective April 1, 1996, see the registrant's Current Report on Form 8-K, as amended, dated February 19, 1996.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------------------

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders to be filed not later than 120 days after the fiscal year ended September 30, 1996 (the "Proxy Statement") is incorporated herein by reference.

     Information regarding executive officers of the Company is contained in the section captioned "Executive Officers of the Registrant" under Part I hereof and is incorporated herein by reference.

     The information regarding compliance with Section 16(a) of the Exchange Act contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Election of Directors -- Transactions with Management" in the Proxy Statement.


                                    PART IV


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

     (a) List of Documents Filed as Part of this Report:

     (1) Financial Statements.  The following financial statements are filed at
         --------------------
         Item 7 hereof:

              Independent Auditors' Reports

              Balance Sheets as of September 30, 1996 and 1995

              Statements of Income for the Years in the Three-
                Year Period Ended September 30, 1996

              Statements of Stockholders' Equity for the Years in the
                Three-Year Period Ended September 30, 1996

              Statements of Cash Flows for the Years in the Three-
                Year Period Ended September 30, 1996

              Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules.  All schedules for which provision is
         -----------------------------
made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

  (3) Exhibits.  The following is a list of exhibits filed as part of this
      --------
Annual Report on Form 10-KSB and is also the Exhibit Index.

    No.     Exhibits
    --      --------

   3.1*     Certificate of Incorporation of Security Federal Bancorp, Inc.
   3.2*     Bylaws of Security Federal Bancorp, Inc.
  10.1*     Security Federal Bank Retirement Plan for Directors
  10.2*     Security Federal Savings and Loan Association of Tuscaloosa
             Profit Sharing Retirement Plan
  10.3*     Security Federal Bancorp, Inc. 1995 Stock Option and Incentive Plan
  10.4*     Employment Agreements with John F. Harvard
  21**      Subsidiaries of the Registrant
  23(a)     Consent of Morrison and Smith
  23(b)     Consent of Jamison, Money, Farmer & Co.
  27        Financial Data Schedule
--------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83912).
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

     (b) Reports on Form 8-K.   No reports on Form 8-K were filed by the Company
         -------------------
during the last quarter of the fiscal year covered by this report on Form 10-KSB, except the registrant filed a Current Report on Form 8-K dated August 5, 1996 reporting under Item 5 the announcement that its Board of Directors intended to declare a one-time cash distribution to the holders of the registrant's common stock, upon receipt of confirmation that substantially all of the distribution would qualify as a non-taxable return of capital to stockholders and that the distribution would not have a significant adverse effect on the registrant's tax-qualified employee benefit plans. The registrant reported that, subject to prior receipt of a satisfactory private letter ruling from the Internal Revenue Service, it intended to pay to its stockholders a distribution in the amount of $3.00 per share in the third quarter of 1996, or in the early part of the fourth quarter, depending upon when the private letter ruling was received. For additional information, see Item 5 of Part II hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date set forth below.

                                    SECURITY FEDERAL BANCORP, INC.

Date:  December 30, 1996                 By: /s/ John F. Harvard
                                             --------------------------------
                                             John F. Harvard
                                             President
                                             (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.


/s/ Marlin D. Moore, Jr.
-------------------------------------------------
Marlin D. Moore, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ John F. Harvard
-------------------------------------------------
John F. Harvard
President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ T. Gary Fitts
-------------------------------------------------
T. Gary Fitts
Vice President and Director

/s/ Russell S. Lee
-------------------------------------------------
Russell S. Lee
Director

/s/ Charles O. Sealy, Jr.
-------------------------------------------------
Charles O. Sealy, Jr.
Director


-------------------------------------------------
W. Ford Simpson, Jr.
Director


-------------------------------------------------
E. B. Stansell
Director