Form 10QSB
period 1996-12-31
SECURITY FEDERAL BANCORP INC
filed 1997-02-14
CIK 929931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25728
                        ---------

                         Security Federal Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         63-1134627
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

2301 University Boulevard, Tuscaloosa, Alabama                35401
----------------------------------------------              ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (205) 345-8800
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

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.    671,469    [CONFIRM]
                                                    -----------

                                    CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements                                           Page

         Independent Accountant's Report                                  1

         Consolidated Statements of Financial Condition                  2-3
              December 31, 1996 (Unaudited) and September 30, 1996
         Consolidated Statements of Income (Unaudited)                   4-5
              Three Months Ended December 31, 1996 and 1995
         Consolidated Statements of Cash Flows (Unaudited)               6-7
              Three Months Ended December 31, 1996 and 1995
         Notes to (Unaudited) Consolidated Financial Statements         8-10

Item 2.  Management's Discussion and Analysis of Financial             11-16
          Condition and Results of Operations


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

         None  [CONFIRM]

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27     Financial Data Schedule

        [LETTERHEAD OF JAMISON, MONEY, FARMER & CO., P.C. APPEARS HERE]



       FEBRUARY 5, 1997


       BOARD OF DIRECTORS
       SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
       TUSCALOOSA, ALABAMA

                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------

           We have reviewed the accompanying consolidated statement of financial condition of Security Federal Bancorp, Inc., and Subsidiary, as of December 31, 1996, and the related statements of income and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. The consolidated financial statements of Security Federal Bancorp, Inc., and Subsidiary as of December 31, 1995, were reviewed by other accountants whose report dated January 29, 1996, stated that they were not aware of any material modifications needed to be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

           Based on our review, we are not aware of any material modifications that should be made to the financial statements as of December 31, 1996, in order for them to be in conformity with generally accepted accounting principles.


                                       /s/ Jamison, Money, Farmer & Co., P.C.
                                       --------------------------------------
                                       Jamison, Money, Farmer & Co., P.C.

                                           CERTIFIED PUBLIC ACCOUNTANTS

       TUSCALOOSA, ALABAMA

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                 2
                              TUSCALOOSA, ALABAMA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   DECEMBER 31, 1996, AND SEPTEMBER 30, 1996

--------------------------------------------------------------------------------
                                    ASSETS
                                    ------

                                                       (Unaudited)
                                                       December 31,    September 30,
                                                          1 9 9 6        1 9 9 6
                                                       -----------     -----------
Cash and Cash Equivalents                              $   740,553     $   611,576

Federal Home Loan Bank - Interest-Bearing Deposits         256,079         426,084

Investment Securities:
 Securities available-for-sale, at fair value            3,052,813       2,984,586

Loans Held for Sale, Net of Deferred Fees                1,247,000       1,514,050

Loans Receivable - Net                                  66,442,284      68,510,569

Real Estate Owned                                                -         117,217

Office Properties and Equipment                          1,139,355       1,155,670

Federal Home Loan Bank Stock - at Cost                     539,000         539,000

Accrued Interest and Dividends Receivable                  331,476         421,300

Deferred Tax Asset                                             629         258,109

Other Assets                                               549,636         456,635
                                                       -----------     -----------

                TOTAL ASSETS                           $74,298,825     $76,994,796
                                                       ===========     ===========


SEE INDEPENDENT ACCOUNTANT'S REPORT.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                 3
                              TUSCALOOSA, ALABAMA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   December 31, 1996, and September 30, 1996

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               (Unaudited)
                                                               December 31,  September 30,
                                                                 1 9 9 6       1 9 9 6
                                                               -----------   -----------
Deposits                                                       $62,728,807   $61,252,015
Checks Outstanding in Excess of Deposits                                 -       174,177
Advances from Federal Home Loan Bank                             1,585,000     2,835,000
Advances from Borrowers for Taxes and Insurance                    327,923       662,689
Income and Excise Tax Payable - Current                            208,485       338,073
Unremitted Collections on Mortgage Loans Serviced                  203,226       299,630
Mortgage Note Payable                                               38,951        39,597
Accrued Expenses and Other Liabilities                             327,512       771,371
                                                               -----------   -----------

  Total Liabilities                                             65,419,904    66,372,552
                                                               -----------   -----------

Stockholders' Equity:
 Common stock, $.01 par value, 1,900,000
  shares authorized, 671,469 shares
  issued and outstanding                                             6,714         6,714
 Additional paid-in capital                                      6,144,956     6,144,956
 Net unrealized gain loss on equity securities
  available-for-sale, net of deferred tax                          (15,551)      (58,800)
 Retained earnings, substantially restricted                     2,742,802     4,529,374
                                                               -----------   -----------
  Total Stockholders' Equity                                     8,878,921    10,622,244
                                                               -----------   -----------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                $74,298,825   $76,994,796
                                                               ===========   ===========



SEE INDEPENDENT ACCOUNTANT'S REPORT.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                 4
                              TUSCALOOSA, ALABAMA

                       CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended December 31, 1996 and 1995

--------------------------------------------------------------------------------



                                                           (Unaudited)
                                                             1 9 9 6      1 9 9 5
                                                           ----------   ----------
Interest Income
---------------
Mortgage Loans                                             $1,433,862   $1,301,248
Consumer and Other Loans                                        9,336        9,765
Investment Securities, Mortgage Backed Securities
 and Federal Home Loan Bank Deposits                           84,893      137,537
                                                           ----------   ----------

  Total Interest Income                                     1,528,091    1,448,550
                                                           ----------   ----------


Interest Expense
----------------
Deposits - Savings                                             34,478       32,430
Deposits - Certificates                                       867,077      834,789
Mortgage Note Payable                                             788          837
Borrowed Funds                                                 26,147       10,479
                                                           ----------   ----------

  Total Interest Expense                                      928,490      878,535
                                                           ----------   ----------

  Net Interest Income                                         599,601      570,015

Provision for Losses on Loans                                       -            -
                                                           ----------   ----------

Net Interest Income After Provision for Losses on Loans       599,601      570,015
                                                           ----------   ----------


Non-Interest Income
-------------------
Servicing Fees                                                 52,700       58,511
Income from Late Charges                                        9,341        8,915
Other Operating Revenue                                         2,115        2,675
Gain (Loss) on Sale of Loans                                   90,404      (16,835)
Gain on Sales of Other Assets                                       -       36,960
                                                           ----------   ----------

  Total Non-Interest Income                                   154,560       90,226
                                                           ----------   ----------


                                  (continued)

SEE INDEPENDENT ACCOUNTANT'S REPORT.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                5
                              TUSCALOOSA, ALABAMA

                CONSOLIDATED STATEMENTS OF INCOME  (CONTINUED)
             For the Three Months Ended December 31, 1996 and 1995

--------------------------------------------------------------------------------



                                      (Unaudited)
                                        1 9 9 6    1 9 9 5
                                       --------   --------
Non-Interest Expense
--------------------
Salaries and Employee Benefits         $226,974   $316,960
Net Occupancy Expenses                   24,216     38,905
Equipment Expense                        24,873     28,116
OTS/FDIC Premiums                        18,277     40,403
Net Expenses of Real Estate Owned           378     (4,525)
Other Operating Expenses                 95,290     90,620
                                       --------   --------

 Total Non-Interest Expense             390,008    510,479
                                       --------   --------

Income Before Income Taxes              364,153    149,762

Income Tax Expense                      136,318     42,969
                                       --------   --------

Net Income                             $227,835   $106,793
                                       ========   ========

Net Income Per Share                   $    .34   $    .16
                                       ========   ========


SEE INDEPENDENT ACCOUNTANT'S REPORT.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                 6
                              TUSCALOOSA, ALABAMA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                ------------------------------------------------

                                                           (Unaudited)
                                                             1 9 9 6       1 9 9 5
                                                            ----------   -----------
Cash Flows from Operating Activities:
  Net income                                                $  227,835   $   106,793
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     (Gain) on sale of assets                                  (90,404)      (20,125)
     Depreciation expense                                       17,398        20,446
     Amortization of premiums/discounts on
       investments                                                  96          (322)
     Decrease in accrued interest and dividends
       receivable                                               89,824       136,283
     Decrease in deferred tax asset                            257,480             -
     (Increase) decrease in other assets                       (93,001)       36,682
     Decrease in loans held for sale                           267,050             -
     Increase (decrease) in accounts payable and
       other liabilities                                      (443,859)      125,351
     Increase (decrease) in deferred loan fees                 (25,735)        9,966
     (Decrease) in income tax payable                         (154,662)      (24,892)
                                                            ----------   -----------

            Net Cash Provided by Operating
               Activities                                       52,022       390,182
                                                            ----------   -----------


Cash Flows from Investing Activities:
  Sales of U. S. government treasuries and agencies                  -     1,042,436
  Proceeds from sales of real estate owned                     116,902             -
  Sales of Federal Home Loan Bank Overnight Deposits           170,005       198,463
  Loan originations, net of repayments                      (4,529,946)   (5,196,782)
  Purchases of property, plant and equipment                    (1,083)            -
  Proceeds from sales of loans                               6,714,685     4,743,545
                                                            ----------   -----------

            Net Cash Provided by Investing
               Activities                                    2,470,563       787,662
                                                            ----------   -----------



                                  (continued)

SEE INDEPENDENT ACCOUNTANT'S REPORT.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 SECURITY FEDERAL BANCORP, INC. AND SUBSIDIARY                 7
                              TUSCALOOSA, ALABAMA


               CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
             For the Three Months Ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (CONTINUED)
         ------------------------------------------------

                                                                    (Unaudited)
                                                                      1 9 9 6      1 9 9 5
                                                                    -----------  -----------
Cash Flows from Financing Activities:
 Net (decrease) in advances from Federal Home Loan Bank             $(1,250,000) $  (700,000)
 Cash dividends paid                                                 (2,014,407)    (134,294)
 Net (decrease) in advances from borrowers for tax and
  insurance                                                            (334,766)    (293,629)
 (Decrease) in bank overdraft                                          (174,177)           -
 Repayments of mortgage notes payable                                      (646)        (596)
 Net (decrease) from unremitted collections on mortgage
  loans serviced                                                        (96,404)    (197,241)
 Net increase (decrease) in savings accounts                            581,501     (120,075)
 Net increase in certificates of deposit                                895,291       85,185
                                                                    -----------   ----------

   Net Cash (Used in) Financing
    Activities                                                       (2,393,608)  (1,360,650)
                                                                    -----------  -----------

Net Increase (Decrease) in Cash and Cash Equivalents                    128,977     (182,806)

Cash and Cash Equivalents, Beginning of Period                          611,576      813,264
                                                                    -----------  -----------

Cash and Cash Equivalents, End of Period                            $   740,553  $   630,458
                                                                    ===========  ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
               -------------------------------------------------

                             1 9 9 6   1 9 9 5
                            --------  --------
       Interest paid        $917,730  $867,580

       Income taxes paid      33,500    89,805


SEE INDENPENDENT ACCOUNTANT'S REPORT.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                 8
                              TUSCALOOSA, ALABAMA


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996

--------------------------------------------------------------------------------

1. Organization
   ------------

       Security Federal Bancorp, Inc. (the "Company"), a Delaware corporation, was incorporated in June, 1994, for the purpose of acting as a savings and loan holding company with the Bank as its sole subsidiary. On March 31, 1995, the Company acquired all of the common stock of the Bank upon its conversion from mutual to stock form. The Company's principal business is the business of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank System.


2. Basis of Presentation
   ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three months ended December 31, 1996 and 1995, have been recorded. Such adjustments were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.


3. Principles of Consolidation
   ---------------------------

       The accompanying unaudited consolidated financial statements include the accounts of Security Federal Bancorp, Inc., and Security Federal Bank. All significant intercompany items have been eliminated.


4. Retained Earnings
   -----------------

       The Bank is required to maintain certain levels of regulatory capital. At December 31, 1996, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

5. Cash Flow Presentation
   ----------------------

       For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, and certificates of deposit with maturities of 90 days or less.

                                  (continued)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                 9
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               December 31, 1996

--------------------------------------------------------------------------------

6. Benefit Plans
   -------------

       The Board of Directors of the Company, at a special stockholders' meeting held November 20, 1995, approved the adoption of a management recognition plan and a stock option and incentive plan.

       The management recognition plan provides for the purchase of outstanding shares of Company common stock equal to 4% of the shares issued in the conversion. Non-employee and employee directors will be entitled to plan share awards as of the plan's effective date totaling 10,743 shares. Future awards will be made by a committee consisting of three non-employee directors. Vesting will occur at the rate of 20% per year over five years and accelerates to 100% upon a participant's death or disability. During the quarter ending December 31, 1996, $22,700 was accrued for rights that vested in the current period. In addition, $34,306 of expense is reflected in the financial statements for accrued benefits payable under the management recognition plan due to the death of two participants.

       During the quarter ended March 31, 1996, purchases were made of the holding company stock on the open market at a cost of $354,690 to be used for plan share awards under the management recognition plan. These purchases will be used to pay out plan share awards as participants vest.

       The stock option and incentive plan provides for the issuance of newly-issued shares of Company common stock equal to 10% of the share issued in the conversion. At the plan's effective date, the non-employee and employee directors were granted options at an option price of $13.75, totaling 26,857 shares. The options are exercisable at the rate of 20% per year following the date of the grant and have a term of ten years. The options become immediately exercisable upon death or disability. The plan also contains provisions for expiration of the options following termination of services.


7. Mortgage Servicing Rights
   -------------------------

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



                                  (continued)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                10
                              TUSCALOOSA, ALABAMA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               DECEMBER 31, 1996

--------------------------------------------------------------------------------

7. Mortgage Servicing Rights (Continued)
   -------------------------

   disparity between the treatment of mortgage servicing rights obtained through loan origination and those that are purchased from other parties. In addition, Statement No. 122 requires that capitalized mortgage servicing rights should be amortized in proportion to and over the period of estimated servicing income and should be evaluated for impairment based on their fair value. The Company adopted Statement No. 122 for the quarter ended December 31, 1996.


8. Special Distribution
   --------------------

   On December 10, 1996, the Board of Directors of the Company declared a one-time cash distribution in the amount of $3.00 per share to all stockholders of record on December 19, 1996. The total distribution of approximately $2.02 million was paid on December 27, 1996. The Company has received a favorable ruling from the Internal Revenue Service and expects that substantially all of the distribution will qualify as a non-taxable return of capital to the stockholders.


SEE INDEPENDENT ACCOUNTANT'S REPORT.

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                11
                              TUSCALOOSA, ALABAMA

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               December 31, 1996

--------------------------------------------------------------------------------

Financial Condition
-------------------

   The company's total assets decreased by $2.70 million, or 3.5%, from $77.0 million at September 30, 1996, to $74.3 million at December 31, 1996, primarily as a result of a decrease in loans receivable of $2.07 million, or 3.0%, from $68.5 million at September 30, 1996, to $66.4 million at December 31, 1996, due to the sale of mortgage loans. In addition, deferred tax assets decreased $257,000, or 99.6%, primarily due to the payment of the SAIF assessment and benefits payable under the director's retirement plan. Real estate owned decreased $117,000, or 100%, as a result of the sale of the remaining properties held. These were partially offset by an increase in other assets of $93,000 from $457,000 at September 30, 1996, to $550,000 at December 31, 1996, primarily due to the adoption of SFAS No. 122 relating to the increase in mortgage servicing rights of $104,000.

   The company's total liabilities decreased by $953,000, or 1.4%, from $66.4 million at September 30, 1996, to $65.4 million at December 31, 1996, primarily as a result of a decrease in short-term advances from Federal Home Loan Bank
(FHLB) of $1.25 million, or 44%, from $2.84 million at September 30, 1996, to $1.59 million at December 31, 1996, borrowed by management for liquidity purposes. The decrease in total liabilities was also caused by a temporary increase in advances from borrowers for taxes and insurance of $335,000, or 50.5% from $663,000 at September 30, 1996, to $328,000 at December 31, 1996. In
addition, accrued expenses and other liabilities decreased by $443,000, or 57.5%, from $771,000 at September 30, 1996, to $328,000 at December 31, 1996,
due to the payment of the SAIF assessment. These decreases were partially offset by an increase in deposits of $1.5 million, or 2.5%, from $61.2 million at September 30, 1996, to $62.7 million at December 31, 1996.


Results of Operations
---------------------

   The earnings of the company depend primarily on its level of net interest income, which is the difference between interest earned on the company's interest-earning assets, consisting primarily of mortgage loans, consumer loans, and investment securities, and the interest paid on interest-bearing liabilities. Net interest income totaled $600,000 for the three month period ended December 31, 1996, which is an increase of $30,000 over the respective and three month periods ended December 31, 1995.


                                  (continued)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                12
                              TUSCALOOSA, ALABAMA

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS  (CONTINUED)
                               December 31, 1996

--------------------------------------------------------------------------------

Interest Income
---------------

   Total interest income increased by $80,000, or 5.5%, from $1.45 million for the three month period ended December 31, 1995, to $1.53 million for the three month period ended December 31, 1996. This is primarily due to an increase in interest income on mortgage loans of $133,000 from $1.30 million for the three month period ended December 31, 1995, to $1.43 million for the three month period ended December 31, 1996. The increase in interest income on loans generally reflects the growth of loans receivable for the three month period ended December 31, 1996, compared to the three month period ended December 31, 1995. This was partially offset by a decrease in interest income on investments of $53,000 from $138,000 for the three month period ended December 30, 1995 to $85,000 for the three month period ended December 31, 1996 due to a decrease in the amount of securities held during the period.


Interest Expense
----------------

   Total interest expense increased by $50,000, or 5.7%, from $878,000 for the three month period ended December 31, 1995, to $928,000 for the three month period ended December 31, 1996. This is primarily due to an increase in interest expense on deposits of $34,000 from $867,000 for the three month period ended December 31, 1995, to $901,000 for the three month period ended December 31, 1996. The increase in interest expense on deposits generally reflects growth of deposits for the three month period ended December 31, 1996, compared to the three month period ended December 31, 1995. In addition, the increase in interest expense was caused by an increase in interest expense on borrowed funds of $16,000 from $10,000 for the three month period ended December 31, 1995, to $26,000 for the three month period ended December 31, 1996.


Net Interest Income
-------------------

   Net interest income increased by $30,000, or 5.2%, for the three month period ended December 31, 1996, compared to the three month period ended December 31, 1995, primarily due to the growth of loans receivable.


                                  (continued)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                13
                              TUSCALOOSA, ALABAMA

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS  (CONTINUED)
                               December 31, 1996

--------------------------------------------------------------------------------

Provision for Losses
--------------------

   There were no additions made to the provision for loan losses for the three month period ended December 31, 1996. Management periodically reviews the need to increase the provision for loan losses based upon their evaluation of known and inherent risk characteristics of the loan portfolio. Total non-performing assets were $874,000 and $1.02 million at December 31, 1996 and 1995, which represents 1.18% and 1.48% of total assets as of these dates. Management believes that the existing provision for loan losses is adequate based on their evaluation of known and inherent risk characteristics of the loan portfolio.


Non-Interest Income
-------------------

   Non-interest income increased by $64,000, or 71.1%, to $154,000 for the three month period ended December 31, 1996, from $90,000 for the three month period ended December 31, 1995. This is the result primarily of an increase in gains on sale of loans by $107,000 to $90,000 for the three month period ended December 31, 1996, from $(17,000) for the three month period ended December 31, 1995, offset by a decrease in (losses) on sales of investments of $(37,000) for the three month period ended December 31, 1996, compared to the three month period ended December 31, 1995.


Non-Interest Expense
--------------------

   Non-interest expense decreased by $120,000 or 23.5%, to $390,000 for the three month period ended December 31, 1996, from $510,000 for the three month period ended December 31, 1995, primarily due to a decrease in salaries and employee benefits related to accrued benefits for the directors retirement plan and the management recognition plan and a decrease in deposit insurance due to the restructuring of the Savings Association Insurance Fund.


Income Taxes
------------

   Income tax provisions for three month periods ended December 31, 1996 and 1995, are generally reflective of the amounts of the company's pre-tax income and the effective income tax rate then in effect.


                                  (continued)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                14
                              TUSCALOOSA, ALABAMA

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS  (CONTINUED)
                               December 31, 1996

--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 7.19% for the period ended December 31, 1996. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

   During the three months ended December 31, 1996, the company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $129,000. Cash was provided by operating activities of $52,000, net proceeds from sales of loans of $6.71 million, net increases in deposit accounts of $1.48 million, and proceeds from sales of real estate owned of $117,000. These were offset by an increase in loan originations, net of repayments of $4.53 million, decreases in advances from borrowers for tax and insurance of $335,000, a decrease in advances from FHLB of $1.25 million, and cash dividends paid of $2.01 million.

   Management monitors projected liquidity needs and determines the level desirable based in part on commitments to make loans and management's assessments of their ability to generate funds. Loan commitments at December 31, 1996, were $2.04 million. These commitments are expected to be funded from liquid assets, cash flow from loan repayments, and, if needed, advances from FHLB of Atlanta.

   Under the regulatory capital requirements of the OTS, the Bank is required to maintain minimal capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement, and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital (the amount of capital computed under generally accepted accounting principles) must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets, plus off-balance-sheet items multiplied by the appropriate risk weight).


                                  (continued)

                SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY                15
                              TUSCALOOSA, ALABAMA

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS  (CONTINUED)
                               December 31, 1996

--------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

   The following table presents the Bank's capital position based on the December 31, 1996, financial statements:

                            Percent              Percent               Percent
                   Actual      of     Required     of       Excess       of
                   Amount    Assets    Amount    Assets     Amount     Assets
                 ----------  ------  ----------  -------  -----------  -------

Tangible         $8,107,000   10.91  $1,114,000     1.50   $6,993,000     9.41
Core              8,107,000   10.91   2,229,000     3.00    5,878,000     7.91
Risk-weighted     8,436,000   21.51   3,138,000     8.00    5,298,000    13.51


                                  (continued)

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SECURITY FEDERAL BANCORP, INC.
                                 Registrant


Date:  February 13, 1997         /s/ Marlin D. Moore
                                 ----------------------------------------------
                                 Marlin D. Moore
                                 Chairman and Chief Executive Officer
                                 (The Duly Authorized Representative)



Date:  February 13, 1997         /s/ John F. Harvard
                                 -----------------------------------------------
                                 John F. Harvard
                                 President and Chief Financial Officer