Form 10-Q
period 1997-03-31
SECURITY FEDERAL BANCORP INC
filed 1997-05-15
CIK 929931

                               FORM 10-QSB


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25728
                         -------

                   Security Federal Bancorp, Inc.
------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                             63-1134627
-----------------------------              -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

2301 University Boulevard, Tuscaloosa, Alabama      35401
----------------------------------------------    ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
including area code:             (205) 345-8800
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes  X   No
                                            ----     ------

       Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of the latest practicable
date.    671,469
       -----------

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY

                       Tuscaloosa, Alabama

                           FORM 10-QSB

                          March 31, 1997
--------------------------------------------------------------


                            CONTENTS


PART I.  FINANCIAL INFORMATION
         ---------------------
                                                          Page
                                                          -----
  Item 1.  Financial Statements

       Independent Accountant's Report                       1
       Consolidated Statements of Financial Condition       2-3
       Consolidated Statements of Income                    4-5
       Consolidated Statements of Cash Flows                6-7
       Notes to Consolidated Financial Statements           8-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                      10-13


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                14

  Item 2.  Changes in Securities                            14

  Item 3.  Defaults upon Senior Securities                  14

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                 14

  Item 5.  Other Information                                14

  Item 6.  Exhibits and Reports on Form 8-K                 14


SIGNATURES

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          [Jamison, Money, Farmer & Co., P.C. Letterhead]

May 1, 1997


Board of Directors
Security Federal Bancorp, Inc., and Subsidiary
Tuscaloosa, Alabama

                   INDEPENDENT ACCOUNTANT'S REPORT

     We have reviewed the accompanying consolidated statement of financial condition of Security Federal Bancorp, Inc., and Subsidiary, as of March 31, 1997, and the related statements of income for the three and six month periods and statement of cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. The consolidated financial statements of Security Federal Bancorp, Inc., and Subsidiary as of March 31, 1996, were reviewed by other accountants whose report dated May 7, 1996, stated that they were not aware of any material modifications that needed to be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements as of March 31, 1997, in order for them to be in conformity with generally accepted accounting principles.




                       /s/ Jamison, Money, Farmer & Co., P.C.
                       Certified Public Accountants

Tuscaloosa, Alabama

           SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                       Tuscaloosa, Alabama

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              March 31, 1997 and September 30, 1996
________________________________________________________________

                           ASSETS

                                               (Unaudited)
                                                 March 31,    September 30,
                                                   1997          1996
                                               -----------    -------------
Cash and Cash Equivalents                      $  649,826   $   611,576
Federal Home Loan Bank - Interest-
  Bearing Deposits                                420,041       426,084

Investment Securities:
   Securities available-for-sale,
     at fair value                              3,021,102     2,984,586

Loans Held for Sale, Net of Deferred Fees       1,211,000     1,514,050

Loans Receivable - Net                         67,560,175    68,510,569

Real Estate Owned                                  79,593       117,217

Office Properties and Equipment                 1,124,630     1,155,670

Federal Home Loan Bank Stock - at Cost            620,300       539,000

Accrued Interest and Dividends Receivable         400,064       421,300

Deferred Tax Asset                                  5,658       258,109

Other Assets                                      595,248       456,635
                                              -----------   -----------
            TOTAL ASSETS                      $75,687,637   $76,994,796
                                              ===========   ===========

See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

               SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                            Tuscaloosa, Alabama

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               March 31, 1997 and September 30, 1996
______________________________________________________________

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (Unaudited)
                                                 March 31,   September 30,
                                                   1996          1996
                                                -----------  -------------
Deposits                                          $63,937,529   $61,252,015
Checks Outstanding in Excess of Deposits                    -       174,177
Advances from Federal Home Loan Bank                1,585,000     2,835,000
Advances from Borrowers for Taxes and Insurance       469,036       662,689
Income and Excise Tax Payable - Current               135,780       338,073
Unremitted Collections on Mortgage Loans Serviced     294,420       299,630
Mortgage Note Payable                                  38,292        39,597
Accrued Expenses and Other Liabilities                319,311       771,371
                                                  -----------   -----------
        Total Liabilities                          66,779,368    66,372,552
                                                  -----------   -----------
Stockholders' Equity:
    Common stock, $.01 par value, 1,900,000
      shares authorized, 671,469 shares
      issued and outstanding                            6,714         6,714
    Additional paid-in capital                      3,655,434     6,144,956
    Net unrealized gain loss on equity securities
      available-for-sale, net of deferred tax         (35,564)      (58,800)
    Retained earnings, substantially restricted     5,281,685     4,529,374
                                                  -----------   -----------
        Total Stockholders' Equity                  8,908,269    10,622,244
                                                  -----------   -----------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY         $75,687,637   $76,994,796
                                                  ===========   ===========

See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              Tuscaloosa, Alabama
                    CONSOLIDATED STATEMENTS OF INCOME
         For the Six and Three Months Ended March 31, 1997 and 1996
_________________________________________________________________________

                                     (Unaudited)               (Unaudited)
                                 Six Months Ended           Three Months Ended
                                      March 31,                  March 31,
                            -------------------------    --------------------------
                              1 9 9 7       1 9 9 6        1 9 9 7        1 9 9 6
                            ----------    -----------    -----------    -----------
Interest Income
---------------
Loans:
  Mortgage loans         $2,882,370    $2,640,597       $1,448,508      $1,339,349
  Consumer and other
    loans                    17,222        20,085            7,886          10,320
Investment securities,
  mortgage backed
  securities, and
  Federal Home Loan
  Bank Deposits             159,869       258,321           74,976         120,784
                         ----------    ----------       ----------      ----------
      Total Interest
         Income           3,059,461     2,919,003        1,531,370       1,470,453
                         ----------    ----------       ----------      ----------

Interest Expense
----------------
 Deposits - savings          70,057        65,889           35,579          33,459
 Deposits - certificates  1,723,937     1,666,901          856,860         832,112
 Mortgage note payable        1,562         1,662              775             825
 Borrowed funds              41,756        14,819           15,608           4,340
                         ----------    ----------       ----------       ---------
      Total Interest
         Expense          1,837,312     1,749,271          908,822         870,736
                         ----------    ----------       ----------       ---------

      Net Interest
        Income            1,222,149     1,169,732          622,548         599,717

Provision for Losses
 on Loans                         -             -                -               -
                         ----------    ----------       ----------       ---------

Net Interest Income after
 Provision for Losses
    on loans              1,222,149     1,169,732          622,548         599,717
                         ----------    ----------       ----------       ---------

                            (continued)

See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              Tuscaloosa, Alabama

                 CONSOLIDATED STATEMENTS OF INCOME(Continued)
        For the Six and Three Months Ended March 31, 1997 and 1996
___________________________________________________________________

                                (Unaudited)                   (Unaudited)
                             Six Months Ended              Three Months Ended
                                 March 31,                      March 31,
                         -------------------------      --------------------------
                           1 9 9 7       1 9 9 6          1 9 9 7        1 9 9 6
                         ----------    -----------      -----------     ----------
Non-Interest Income:
 Servicing fees           $ 102,404      $ 117,068       $  49,705      $   58,557
 Income from late
    charges                  20,439         17,559          11,098           8,644
 Other operating
    revenue                   4,296          7,383           2,180           4,708
 Gain (loss) on sale
    of loans                139,320        (21,963)         48,916          (5,128)
 Gain on sale of other
    assets                       54              -              54               -
 Gain on sales of
    securities                    -         36,960               -               -
                          ---------      ---------       ---------      ----------
      Total Non-
         Interest
         Income             266,513        157,007         111,953          66,781
                          ---------      ---------       ---------      ----------

Non-Interest Expenses:
 Salaries and employee
    benefits                404,862        473,392         177,888         156,431
 Net occupancy expenses      48,116         66,990          23,900          24,555
 Equipment expenses          48,506         52,393          23,633          24,277
 OTS/FDIC premiums           51,363         81,092          33,086          40,689
 Net expenses of real
    estate owned                378          1,834               -           6,359
 Other operating expenses   185,557        176,978          90,267          89,889
                          ---------      ---------       ---------       ---------

      Total Non-Interest
         Expenses           738,782        852,679         348,774         342,200
                         ----------      ---------       ---------       ---------
Income Before Income Taxes  749,880        474,060         385,727         324,298

Income Tax Expense          271,244        175,401         134,926         132,432
                         ----------      ---------       ---------       ---------

Net Income               $  478,636      $ 298,659       $ 250,801       $ 191,866
                         ==========      =========       =========       =========
Net Income Per Share     $      .71      $     .44       $     .37       $     .29
                         ==========      =========       =========       =========


See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended March 31, 1997 and 1996
__________________________________________________________________

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       (Unaudited)
                                                    1997          1996
                                                 -----------  ------------
Cash Flows from Operating Activities:
 Net income                                     $   478,636    $   298,659
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    (Gain) on sale of assets                       (139,581)       (14,997)
    Depreciation expense                             33,011         37,044
    Amortization of premium/discounts on
      investments                                       192           (871)
    Decrease in accrued interest
      and dividends receivable                       21,236         33,029
    Decrease in deferred tax asset                  238,979              -
    (Increase) decrease in other assets              24,211       (357,468)
    Decrease in loans held for sale                 303,050              -
    Increase (decrease) in accounts payable and
      other liabilities                            (452,060)        90,727
    Increase (decrease) in deferred loan fees       (13,662)        51,171
    Increase (decrease) in income tax payable      (202,293)        32,128
                                                -----------    -----------
      Net Cash Provided by Operating
         Activities                                 291,719        169,422
                                                -----------    -----------

Cash Flows from Investing Activities:
  Sales of U. S. government treasuries
    and agencies                                          -      2,042,436
  Proceeds from sales of real estate owned          116,902         79,829
  Sales of Federal Home Loan Bank Overnight
    Deposits                                          6,043         59,787
  Loan originations, net of repayments           (9,006,915)   (10,565,376)
  Purchases of property, plant and equipment         (2,142)             -
  Proceeds from sales of loans                    9,868,397      6,744,613
  Purchase of Federal Home Loan Bank stock          (81,300)       (31,100)
  Proceeds from sales of other assets                   225              -
                                                -----------    -----------
      Net Cash Provided by (used in)
       Investing Activities                         901,210     (1,669,811)
                                                -----------    -----------

                           (continued)

See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

               SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                            Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS(Continued)
               For the Six Months Ended March 31, 1997 and 1996
__________________________________________________________________

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Continued)

                                                        (Unaudited)
                                                    1997          1996
                                                 -----------  -------------
Cash Flows from Financing Activities:
 Net increase (decrease) in advances from
    Federal Home Loan Bank                       $(1,250,000)  $1,300,000
 Cash dividends and return of capital paid        (2,215,848)    (335,734)
 Net (decrease) in advances from borrowers
    for tax and insurance                           (193,653)    (247,105)
 (Decrease) in bank overdraft                       (174,177)           -
 Repayments of mortgage notes payable                 (1,305)      (1,205)
 Net (decrease) from unremitted collections
   on mortgage loans serviced                         (5,210)    (276,393)
 Net increase (decrease) in savings accounts         312,694      514,327
 Net increase in certificates of deposit           2,372,820      733,853
                                                 -----------   ----------
      Net Cash Provided by (Used in)
         Financing Activities                     (1,154,679)   1,687,743
                                                 -----------  -----------

Net Increase in Cash and Cash Equivalents             38,250      187,354

Cash and Cash Equivalents, Beginning of Period       611,576      813,264
                                                 -----------  -----------

Cash and Cash Equivalents, End of Period         $   649,826   $1,000,618
                                                 ===========   ==========




         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         -------------------------------------------------

                                  1 9 9 7         1 9 9 6
                                  -------         -------
      Interest paid               $1,865,095    $1,773,067
      Income taxes paid              234,133       143,273
      Additions to real estate
        owned through foreclosure     79,593        34,974

See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

            SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
________________________________________________________________

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

2.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996. The accounting policies shown in Note 1 to the Consolidated Financial Statements for December 31, 1996, have been consistently followed. It is management's opinion that all adjustments necessary for a fair presentation of the consolidated financial statements presented have been recorded. Such adjustments were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

3.  Principles of Consolidation
    ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Bancorp, Inc., and Security Federal Bank. All significant intercompany items have been eliminated.

4.  Retained Earnings
    -----------------

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1997 the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

                        (continued)

            SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      March 31, 1997
_________________________________________________________________

5.  Mortgage Servicing Rights
    -------------------------

In May, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB 65," effective for fiscal years beginning after December 15, 1995. When a company has a definitive plan to sell or securitize mortgage loans it originated and intends to retain the mortgage servicing rights, Statement No. 122 requires that the cost of mortgage servicing rights are capitalized separately from the cost of originating the loan. Under Statement No. 65, only mortgage servicing rights that are purchased are capitalized. Statement No. 122 eliminates the disparity between the treatment of mortgage servicing rights obtained through loan origination and those that are purchased from other parties. In addition, Statement No. 122 requires that capitalized mortgage servicing rights should be amortized in proportion to and over the period of estimated servicing income and should be evaluated for impairment based on their fair value. The Company adopted Statement No. 122 for the quarter ended December 31, 1996. For the six months ended March 31, 1997, a total of $162,825 of mortgage servicing rights have been capitalized on loans sold with servicing retained.

See Independent Accountants Report.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     The company's total assets decreased by $1.31 million, or 1.7%, to $75.7 million at March 31, 1997, from $77.0 million at
September 30, 1996.   This decrease was primarily a result of a
decrease in loans receivable of $ .95 million, or 1.4%, from $68.5 million at September 30, 1996, to $67.6 million at March 31, 1997, due to the sale of mortgage loans. In addition, deferred tax assets decreased $252,000, or 97.8%, primarily due to the payment of the SAIF assessment and benefits payable under the director's retirement plan. These were partially offset by an increase in other assets of $138,000 from $457,000 at September 30, 1996, to $595,000 at March 31, 1997, principally due to the adoption of SFAS No. 122 relating to the increase in mortgage servicing rights of $160,000.

     Deposits increased by $2.7 million, or 4.4%, from $61.3 million at September 30, 1996, to $63.9 million at March 31, 1997, primarily from increases in short-term certificates of deposit. The company anticipates that deposits will continue to increase, as it will begin to offer full service checking accounts to its customers in the third quarter. The increase in deposits was partially offset by a decrease in short-term advances from the Federal Home Loan Bank of $1.25 million, or 44%, from $2.84 million at September 30, 1996, to $1.59 million at March 31, 1997. Furthermore, accrued expenses and other liabilities decreased by $452,000 or 58.6%, from $771,000 at September 30, 1996, to $319,000 at March 31, 1997, due to the payment of the SAIF assessment.

     Stockholder's equity decreased approximately 16% to $8.9 million at March 31, 1997, compared with $10.7 million at March 31, 1996, and $10.6 million at September 30, 1996. This decrease was caused by the one-time cash distribution and return of capital of approximately $2.02 million made during the first quarter of 1997.

Results of Operations
---------------------

     The earnings of the company depend primarily on its level of net interest income, which is the difference between interest earned on the company's interest-earning assets, consisting primarily of mortgage loans, consumer loans, and investment securities, and the interest paid on interest-bearing liabilities. Net interest income totaled $1.2 million and $623,000 for the six and three month periods ended March 31, 1997, which is an increase of $52,000 and $23,000 over the respective and six and three month periods ended March 31, 1996.

See Independent Accountants Report.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Net Interest Income
-------------------

     The increase in net interest income for the three and six months ended March 31, 1997, was primarily caused by an increase in interest earning assets. Total interest income for the second quarter of 1997 increased by $61,000, or 4.1%, to $1.53 million, as compared to $1.47 million earned in the second quarter of 1996. This is primarily due to an increase in interest income on mortgage loans of $109,000, or 8.2%, partially offset by a decrease in interest income on investments of $46,000, or 37.9%. Total interest income for the first six months of 1997 increased by $140,000, or 4.8%, compared to the same period in the prior year.

     Total interest expense increased by $38,000, or 4.4%, from $871,000 for the three month period ended March 31, 1996, to $909,000 for the three month period ended March 31, 1997. This is primarily due to an increase in interest expense on deposits of $27,000, or 3.1%. The increase in interest expense on deposits generally reflects the growth of deposits from the same period in the prior year. For the first six months of 1997, interest expense increased by $88,000, or 5.0%, to $1.84 million as compared with $1.75 million for the first six months of 1996. This results from both an increase in interest on deposits of $61,000, or 3.5%, and an increase in interest on borrowed funds of $27,000, or 163%, when compared to the first six months of 1996.

Provision for Losses
--------------------

     There were no additions made to the provision for loan losses for the three month or six month periods ended March 31, 1997. Management periodically reviews the need to increase the provision for loan losses based upon their evaluation of known and inherent risk characteristics of the loan portfolio. Total non-performing assets were $534,000 and $720,000 at March 31, 1997 and 1996, which represents .71% and .99% of total assets as of these dates. Management believes that the existing provision for loan losses is adequate based on their evaluation of known and inherent risk characteristics of the loan portfolio.

Non-Interest Income
-------------------

     Non-interest income for the second quarter of 1997 increased by $45,000, or 67.6%, compared to the second quarter of 1996. Non-interest income for the first six months of 1997 increased by $110,000, or 69.8%, from the first six months of 1996. These increases are the result of increases in gains on sale of loans of $54,000 for the second quarter of 1997 and $161,000 for the first six months of 1997 when compared to the same periods in the previous year. This increase was principally caused by the adoption of Statement of Financial Accounting Standards #122 in the first quarter of 1997. This statement requires that the Company capitalizes the rights to service all mortgage loans,
including those obtained through origination.   The increase in
non-interest income for the six months ended March 31, 1997, was partially offset by a decrease in gains on sales of investments of $37,000, or 100%, for the six month period ended March 31, 1997, compared to the same period in the prior year.

See Independent Accountants Report.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Non-Interest Expense
--------------------

     Non-interest expense decreased by $114,000 or 13.3%, to $739,000 for the six month period ended March 31, 1997, from $853,000 for the six month period ended March 31, 1996. This resulted from a decrease in salaries and employee benefits related to accrued benefits for the directors retirement plan and the management recognition plan and a decrease in deposit insurance due to the restructuring of the Savings Association Insurance Fund. Non-interest expense for the second quarter of 1997 increased $7,000, or 1.9%, from the second quarter of 1996.

Income Taxes
------------

     Income tax provisions for three and six month periods ended
March 31, 1997 and 1996, are generally reflective of the amounts of the company's pre-tax income and the effective income tax rate then in effect.

Liquidity and Capital Resources
-------------------------------

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 6.14% for the period ended March 31, 1997. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the six months ended March 31, 1997, the company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $38,000. Cash was provided by operating activities of $292,000, net proceeds from sales of loans of $9.87 million, net increases in deposit accounts of $2.69 million, and proceeds from sales of real estate owned of $117,000. These were offset by an increase in loan originations, net of repayments of $9.0 million, decreases in advances from borrowers for tax and insurance of $194,000, a decrease in advances from FHLB of $1.25 million, and cash dividends and return of capital paid of $2.22 million.

See Independent Accountants Report.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources  (Continued)
-------------------------------

     Management monitors projected liquidity needs and determines the level desirable based in part on commitments to make loans and management's assessments of their ability to generate funds. Loan commitments at March 31, 1997, including loans-in-process, were $3.6 million. These commitments are expected to be funded from liquid assets, cash flow from loan repayments, and, if needed, advances from FHLB of Atlanta.

     Under the regulatory capital requirements of the OTS, the Bank is required to maintain minimal capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement, and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets, plus off-balance-sheet items multiplied by the appropriate risk weight).

     The following table presents the Bank's capital position based on the March 31, 1997, financial statements:

                           Percent             Percent            Percent
                 Actual      of     Required     of      Excess     of
                 Amount    Assets    Amount    Assets    Amount    Assets
                 ------    ------   -------   -------   -------   --------
Tangible       $8,361,000  11.05    $1,136,000  1.50    $7,225,000   9.55
Core            8,361,000  11.05     2,272,000  3.00     6,089,000   8.05
Risk-weighted   8,690,000  21.42     3,246,000  8.00     5,444,000  13.42


See Independent Accountants Report.

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


Date: May 15, 1997          Security Federal Bancorp, Inc.
                            (Registrant)






                            /s/ Marlin D. Moore, Jr.
                            -----------------------------
                            Marlin D. Moore, Jr.
                            Chairman and Chief Executive Officer
                            (The Duly Authorized Representative)



                            /s/ John F. Harvard
                            -------------------------------
                            John F. Harvard
                            President and Chief Financial Officer