Form 10-Q
period 1997-06-30
SECURITY FEDERAL BANCORP INC
filed 1997-08-14
CIK 929931

                               FORM 10-QSB


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

  Item 1.  Financial Statements

       Independent Accountant's Report
       Consolidated Statements of Financial Condition
          June 30, 19997 (Unaudited) and September 30, 1996
       Consolidated Statements of Income (Unaudited)
          Nine and Three Months Ended June 30, 1997 and 1996
       Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended June 30, 1997 and 1996
       Notes to Consolidated Financial Statements

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

August 5, 1997



Board of Directors
Security Federal Bancorp, Inc., and Subsidiary
Tuscaloosa, Alabama

             INDEPENDENT ACCOUNTANT'S REPORT
             -------------------------------

     We have reviewed the accompanying condensed consolidated statement of financial condition of Security Federal Bancorp, Inc., and Subsidiary, as of June 30, 1997 and the related condensed statements of income for the three and nine month periods and statement of cash flows for the nine months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above, in order for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Federal Bancorp., Inc., and Subsidiary, as of September 30, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated December 10, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                         /s/ Jamison, Money, Farmer & Co. P.C.
                         Certified Public Accountants

Tuscaloosa, Alabama

                                                           2
          SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                     Tuscaloosa, Alabama

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           June 30, 1997, and September 30, 1996

                          ASSETS
                          ------

                                               (Unaudited)
                                                 June 30,     September 30,
                                                   1997          1996
                                               -----------    -------------
Cash and Cash Equivalents                      $   580,950    $   611,576
Federal Home Loan Bank - Interest-
  Bearing Deposits                                  58,090        426,084
Investment Securities:
  Securities available-for-sale,
    at fair value                                3,042,242      2,984,586
Loans Held for Sale, Net of Deferred Fees        1,154,000      1,514,050
Loans Receivable - Net                          68,128,351     68,510,569
Real Estate Owned                                  128,709        117,217
Office Properties and Equipment -
  Net of Depreciation                            1,146,725      1,155,670
Federal Home Loan Bank Stock - at Cost             620,300        539,000
Accrued Interest and Dividends Receivable          382,965        421,300
Deferred Tax Asset                                   5,528        258,109
Other Assets                                       609,857        456,635
                                               -----------    -----------
            TOTAL ASSETS                       $75,857,717    $76,994,796
                                               ===========    ===========

                                                           3
          SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                     Tuscaloosa, Alabama

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           June 30, 1997, and September 30, 1996

                          ASSETS
                          ------

                                               (Unaudited)
                                                 June 30,     September 30,
                                                   1997          1996
                                               -----------    -------------
Deposits                                       $64,710,798     $61,252,015
Checks Outstanding in Excess of Deposits                 -         174,177
Advances from Federal Home Loan Bank               585,000       2,835,000
Advances from Borrowers for Taxes and Insurance    577,385         662,689
Income and Excise Tax Payable - Current            128,362         338,073
Unremitted Collections on Mortgage Loans
  Serviced                                         405,132         299,630
Mortgage Note Payable                               37,620          39,597
Accrued Expenses and Other Liabilities             303,026         771,371
                                               -----------    ------------
     Total Liabilities                          66,747,323      66,372,552
                                               -----------    ------------
Stockholders' Equity:
    Common stock, $.01 par value, 1,900,000
       shares authorized, 671,469 shares
       issued and outstanding                        6,714           6,714
    Additional paid-in capital                   3,655,433       6,144,956
    Net unrealized gain loss on equity
         securities available-for-sale,
         net of deferred tax                       (22,121)        (58,800)
    Retained earnings, substantially
       restricted                                5,470,367       4,529,374
                                               -----------    ------------
     Total Stockholders' Equity                  9,110,394      10,622,244
                                               -----------    ------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                $75,857,717    $ 76,994,796
                                               ===========    ============

See Independent Account's Report.
See Notes to Consolidated Financial Statements.

                                                           4
                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              Tuscaloosa, Alabama
                    CONSOLIDATED STATEMENTS OF INCOME
         For the Nine and Three Months Ended June 30, 1997 and 1996
_________________________________________________________________________


                                     (Unaudited)               (Unaudited)
                                   Nine Months Ended           Three Months Ended
                                       June 30,                     June 30,
                               -------------------------    --------------------------
                                 1 9 9 7       1 9 9 6        1 9 9 7        1 9 9 6
                               ----------    -----------    -----------    -----------
Interest Income
---------------
Loans:
  Mortgage loans                $4,354,699    $4,065,386     $1,472,329     $1,424,789
  Consumer and other loans          25,625        31,139          8,403         11,054
Investment Securities, Mortgage
  Backed Securities and Federal
  Home Loan Bank Deposits          238,008       373,486         78,139        115,165
                                ----------    ----------     ----------     ----------
     Total Interest Income       4,618,332     4,470,011      1,558,871      1,551,008
                                ----------    ----------     ----------     ----------
Interest Expense
----------------
Deposits - savings                 106,080       100,522         36,023         34,633
Deposits - certificates          2,605,231     2,505,383        881,294        838,482
Demand deposits                        742             -            742              -
Mortgage note payable                2,324         2,475            761            813
Borrowed funds                      61,823        47,351         20,068         32,532
                                ----------    ----------     ----------     ----------
     Total Interest Expense      2,776,200     2,655,731        938,888        906,460
                                ----------    ----------     ----------     ----------
     Net Interest Income         1,842,132     1,814,280        619,983        644,548

Provision for Losses on Loans            -             -              -              -
                                ----------    ----------     ----------     ----------
Net Interest Income After
  Provision for Losses on
  Loans                          1,842,132     1,814,280               619,983        644,548
                                ----------    ----------     ----------     ----------

                                 (continued)
See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

                                                           5
                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              Tuscaloosa, Alabama
                CONSOLIDATED STATEMENTS OF INCOME (Continued)
         For the Nine and Three Months Ended June 30, 1997 and 1996
_________________________________________________________________________

                                     (Unaudited)               (Unaudited)
                                   Nine Months Ended           Three Months Ended
                                       June 30,                     June 30,
                               -------------------------    --------------------------
                                 1 9 9 7       1 9 9 6        1 9 9 7        1 9 9 6
                               ----------    -----------    -----------    -----------
Non-Interest Income
-------------------
Servicing fees                 $  147,095    $  187,559      $   44,691    $   70,491
Income from late charges           29,155        25,161           8,716         7,602
Other operating revenue             3,402         8,275            (894)          892
Gain (loss) on sale of real
  estate owned                      5,927           829          (6,005)          828
Gain (loss) on sales of loans     133,315       (69,974)          5,927       (48,011)
Gain on sales of other assets          54        36,960               -             -
                               ----------    ----------      ----------     ---------
   Total Non-Interest Income      318,948       188,810          52,435        31,803
                               ----------    ----------      ----------     ---------
Non-Interest Expenses
---------------------
Salaries and employee benefits   607,109       646,164         202,247        172,772
Net occupancy expenses            72,170        91,587          24,054         24,600
Equipment expenses                73,636        74,461          25,130         22,068
OTS/FDIC premiums                 68,113       121,609          16,750         40,517
Net expenses of real
  estate owned                     3,763         3,892           3,385          2,058
Other operating expenses         295,008       278,084         109,451        101,103
                              ----------    ----------      ----------     ----------
  Total Non-Interest Expenses  1,119,799     1,215,797         381,017        363,118
                              ----------    ----------      ----------     ----------
Income Before Income Taxes     1,041,281       787,293         291,401        313,233

Income Tax Expense               373,962       270,409         102,718         95,005
                              ----------    ----------      ----------     ----------
Net Income                    $  667,319    $  516,884      $  188,683     $  218,228
                              ==========    ==========      ==========     ==========
Net Income Per Share                0.99          0.77            0.28             0.33
                              ==========    ==========      ==========     ==========

See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

                                                           6
                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended June 30, 1997 and 1996
__________________________________________________________________

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
         ------------------------------------------------

                                                       (Unaudited)
                                                    1997          1996
                                                 -----------  ------------
Cash Flows from Operating Activities:
  Net income                                     $    667,319  $    516,884
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    (Gain) on sale of assets                         (139,296)       32,564
    Depreciation expense                               49,248        53,641
    Amortization of premiums/discounts on
      investments                                         289        (1,400)
    Decrease in accrued interest and dividends
      receivable                                       38,335        92,737
    Decrease in deferred tax asset                    231,315             -
    (Increase) decrease in other assets                35,555      (360,562)
    Decrease in loans held for sale                   360,050             -
    Increase (decrease) in accounts payable and
      other liabilities                              (468,345)      146,405
    Increase (decrease) in deferred loan fees         (11,839)       82,713
    Increase (decrease) in income tax payable        (209,711)      161,640
                                                 ------------  ------------
         Net Cash Provided by Operating
           Activities                                 552,920       724,622
                                                 ------------  ------------
Cash Flows from Investing Activities:
  Sales of U. S. Government treasuries
    and agencies                                            -     2,029,008
  Proceeds from sales of real estate owned            321,906        79,829
  Sales of Federal Home Loan Bank Overnight
    Deposits                                          367,994      (170,396)
  Loan originations, net of repayments            (13,176,269)  (18,784,835)
  Purchases of property, plant and equipment          (40,473)            -
  Proceeds from sales of loans                     13,187,393    11,504,532
  Purchase of Federal Home Loan Bank stock            (81,300)      (31,100)
  Proceeds from sale of other assets                      225             -
                                                 ------------  ------------
        Net Cash Provided by (Used in)
          Investing Activities                        579,476    (5,372,962)
                                                 ------------  ------------

                                       (continued)
See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

                                                           7
                 SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                              Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended June 30, 1997 and 1996
__________________________________________________________________

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Continued)
         ------------------------------------------------

                                                                   (Unaudited)
                                                              1997          1996
                                                           -----------  ------------
Cash Flows from Financing Activities:
  Net increase (decrease) in advances from Federal
    Home Loan Bank                                        $(2,250,000)  $1,800,000)
  Cash dividends and return of capital paid                (2,215,848)    (335,734)
    insurance                                                 (85,304)    (112,285)
  (Decrease) in bank overdraft                               (174,177)           -
  Repayments of mortgage notes payable                         (1,977)      (1,825)
  Net increase (decrease) from unremitted collections
    on mortgage loans serviced                                105,502    1,129,676
  Net increase (decrease) in savings accounts                 403,883      222,073
  Net increase in certificates of deposit                   2,783,299    3,028,004
  Net increase in demand deposits                             271,600            -
                                                         ------------  -----------
        Net Cash Provided by (Used in)
          Financing Activities                             (1,163,022)   5,729,909
                                                         ------------  -----------
Net Increase in Cash and Cash Equivalents                     (30,626)   1,081,569
Cash and Cash Equivalents, Beginning of Period                611,576      813,264
                                                         ------------  -----------
Cash and Cash Equivalents, End of Period                 $    580,950  $ 1,894,833
                                                         ============  ===========

              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              -------------------------------------------------

                                                              1997          1996
                                                           -----------  ------------
         Interest paid                                    $2,792,604    $2,665,805
         Income taxes paid                                   366,557       169,302
         Additions to real estate owned
           through foreclosure                               128,709             -

See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

                                                           8
            SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                       Tuscaloosa, Alabama

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997
----------------------------------------------------------------

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

2.  Basis of Presentation
    ---------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996. The accounting policies shown in Note 1 to the Consolidated Financial Statements for September 30, 1996, have been consistently followed. It is management's opinion that all adjustments necessary for a fair presentation of the consolidated financial statements presented have been recorded. Such adjustments were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

3.  Principles of Consolidation
    ---------------------------
     The accompanying unaudited consolidated financial statements include the accounts of Security Federal Bancorp, Inc., and Security Federal Bank. All significant intercompany items have been eliminated.

4.  Retained Earnings
    -----------------
     The Bank is required to maintain certain levels of regulatory capital. At June 30, 1997 the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.

                           (Continued)

See Independent Accountant's Report.

                                                           9
             SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997
----------------------------------------------------------------

5.  Mortgage Servicing Rights
    -------------------------
     In May, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB 65," effective for fiscal years beginning after December 15, 1995. When a company has a definitive plan to sell or securitize mortgage loans it originated and intends to retain the mortgage servicing rights, Statement No. 122 requires that the cost of mortgage servicing rights are capitalized separately from the cost of originating the loan. Under Statement No. 65, only mortgage servicing rights that are purchased are capitalized. Statement No. 122 eliminates the disparity between the treatment of mortgage servicing rights obtained through loan origination and those that are purchased from other parties. In addition, Statement No. 122 requires that capitalized mortgage servicing rights should be amortized in proportion to and over the period of estimated servicing income and should be evaluated for impairment based on their fair value. The Company adopted Statement No. 122 for the quarter ended December 31, 1996. For the nine months ended June 30, 1997, a total of $188,777 of mortgage servicing rights have been capitalized on loans sold with servicing retained.

See Independent Accountant's Report.

                                                           10
             SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS
                       June 30, 1997
----------------------------------------------------------------

Financial Condition
-------------------
     The company's total assets decreased by $1.14 million, or 1.5%, to $75.9 million at June 30, 1997, from $77.0 million at
September 30, 1996.   This decrease was primarily a result of a
decrease in loans receivable and loans held for sale of $740,000, or 1.1%, from $70 million at September 30, 1996, to $69.3 million at June 30, 1997. In addition, deferred tax assets decreased $252,000, or 97.8%, primarily due to the payment of the SAIF assessment and benefits payable under the director's retirement plan. These were partially offset by an increase in other assets of $153,000 from $457,000 at September 30, 1996, to $610,000 at
June 30, 1997, principally due to the adoption of SFAS No. 122 relating to the increase in mortgage servicing rights.

     Deposits increased by $3.4 million, or 5.5%, from $61.3 million at September 30, 1996, to $64.7 million at June 30, 1997, primarily from increases in short-term certificates of deposit. In addition, in the quarter ending June 30, 1997, the Bank began offering full service checking accounts to its customers. The increase in deposits was partially offset by a decrease in short-term advances from the Federal Home Loan Bank of $2.25 million, or 79.2%, from $2.84 million at September 30, 1996, to $585,000 at June 30, 1997. Furthermore, accrued expenses and other liabilities decreased by $468,000 or 60.7%, from $771,000 at September 30, 1996, to $303,000 at June 30, 1997, primarily due to the payment of the SAIF assessment.

     Stockholder's equity decreased approximately 14.2% to $9.1 million at June 30, 1997, compared with $10.6 million at September 30, 1996. This decrease was caused by the one-time cash distribution and return of capital of approximately $2.02 million made during the first quarter of 1997.

Results of Operations
---------------------
     The earnings of the company depend primarily on its level of net interest income, which is the difference between interest earned on the company's interest-earning assets, consisting primarily of mortgage loans, consumer loans, and investment securities, and the interest paid on interest-bearing liabilities. Net interest income totaled $1.84 million and $620,000 for the nine and three month periods ended June 30, 1997, which is an increase of $28,000 and a decrease of $25,000 over the respective nine and three month periods ended June 30, 1996.

See Independent Accountant's Report.

                                                           11
             SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)
                       June 30, 1997
----------------------------------------------------------------

Net Interest Income
-------------------
     The increase in net interest income for nine months ended June 30, 1997, was primarily caused by an increase in interest earning assets in comparison to the nine months ended June 30, 1996. Total interest income for the third quarter of 1997 increased by $8,000, or .5%, as compared to the third quarter of 1996. Total interest income for the first nine months of 1997 increased by $148,000, or 3.3%, to $4.62 million from $4.47 million from the same period in the prior year.

     Total interest expense increased by $33,000, or 3.6%, from $906,000 for the three month period ended June 30, 1996, to $939,000 for the three month period ended June 30, 1997. This is primarily due to an increase of $45,000, or 5.1%, in interest expense on deposits. The increase in interest expense on deposits generally reflects the growth of deposits from the same period in the prior year. This increase was offset by a decrease in interest on borrowed funds of $12,000 for the three month period ended June 30, 1997 as compared with the same period in the prior year. For the first nine months of 1997, interest expense increased by $120,000, or 4.5%, to $2.78 million as compared with $2.66 million for the first nine months of 1996. This results from both an increase in interest on deposits of $106,000, or 4.0%, and an increase in interest on borrowed funds of $14,000, or 29.7%, when compared to the first nine months of 1996.

Provision for Losses
--------------------
     There were no additions made to the provision for loan losses for the three month or nine month periods ended June 30, 1997. Management periodically reviews the need to increase the provision for loan losses based upon their evaluation of known and inherent risk characteristics of the loan portfolio. Total non-performing assets were $231,000 and $154,000 at June 30, 1997 and 1996, which represents .30% and .20% of total assets as of these dates. Management believes that the existing provision for loan losses is adequate based on their evaluation of known and inherent risk characteristics of the loan portfolio.

Non-Interest Income
-------------------
     Non-interest income for the third quarter of 1997 increased by $21,000, or 64.9%, compared to the third quarter of 1996. Non-interest income for the first nine months of 1997 increased by $130,000, or 68.9%, from the first nine months of 1996. These increases are the result of increases in gains on sale of loans of $54,000 for the third quarter of 1997 and $203,000 for the first nine months of 1997 when compared to the same periods in the previous year. This increase was principally caused by the adoption of Statement of Financial Accounting Standards #122 which requires that the Company capitalizes the rights to service
all mortgage loans.   The increase in non-interest income for the
nine months ended June 30, 1997, was partially offset by a decrease in gains on sales of investments of $37,000, or 100%, and a decrease in servicing fees of $40,000, or 21.6%, compared to the same period in the prior year.

See Independent Accountant's Report.

                                                           12
             SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)
                         June 30, 1997
----------------------------------------------------------------

Non-Interest Expense
--------------------
     Non-interest expense decreased by $96,000 or 7.9%, to $1.1 million for the nine month period ended June 30, 1997, from $1.2 million for the nine month period ended June 30, 1996. This resulted from a decrease in salaries and employee benefits related to accrued benefits for the director's retirement plan and the management recognition plan and a decrease in deposit insurance due to the restructuring of the Savings Association Insurance Fund. Non-interest expense for the third quarter of 1997 increased $18,000, or 4.9%, from the third quarter of 1996.

Income Taxes
------------
     Income tax provisions for three and nine month periods ended
June 30, 1997 and 1996, are generally reflective of the amounts of the company's pre-tax income and the effective income tax rate then in effect.

Liquidity and Capital Resources
-------------------------------
     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 6.53% for the period ended June 30, 1997. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the nine months ended June 30, 1997, the company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $31,000. Cash was provided by operating activities of $553,000, net proceeds from sales of loans of $13.19 million, net increases in deposit accounts of $3.46 million, and proceeds from sales of real estate owned of $322,000. These were offset by an increase in loan originations, net of repayments of $13.18 million, a decrease in advances from FHLB of $2.25 million, and cash dividends and return of capital paid of $2.22 million.

See Independent Accountant's Report.

                                                           13
             SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                       June 30, 1997
----------------------------------------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

     Management monitors projected liquidity needs and determines the level desirable based in part on commitments to make loans and management's assessments of their ability to generate funds. Loan commitments at June 30, 1997, including loans-in-process, were $2.6 million. These commitments are expected to be funded from liquid assets, cash flow from loan repayments, and, if needed, advances from FHLB of Atlanta.

     Under the regulatory capital requirements of the OTS, the Bank is required to maintain minimum capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement, and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital (the amount of capital computed under generally accepted accounting principles) must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets, plus off-balance-sheet items multiplied by the appropriate risk weight).

     The following table presents the Bank's capital position based on the June 30, 1997, financial statements:

                                 Percent               Percent             Percent
                     Actual        of      Required      of      Excess      of
                     Amount      Assets     Amount     Assets    Amount    Assets
                    ---------------------------------------------------------------
Tangible            $8,530,000   11.25   $1,138,000    1.50   $7,392,000   9.75
Core                 8,530,000   11.25    2,276,000    3.00    6,254,000   8.25
Risk-weighted        8,859,000   21.95    3,230,000    8.00    5,629,000  13.95

See Independent Accountant's Report.

             SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY
                        Tuscaloosa, Alabama


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


Date: August 13, 1997       Security Federal Bancorp, Inc.
                            (Registrant)





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