Form 10QSB
period 1997-09-30
SECURITY FEDERAL BANCORP INC
filed 1997-11-14
CIK 929931

                               FORM 10-QSB


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                               OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25728
                         -------

                   Security Federal Bancorp, Inc.
-----------------------------------------------------------
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

                       Tuscaloosa, Alabama

                        September 30, 1997
-----------------------------------------------------------------


                            CONTENTS
                            --------

                                                          Page
                                                          ----

INDEPENDENT ACCOUNTANTS REPORT                              1

FINANCIAL INFORMATION:

       Consolidated Statements of Financial Condition      2-3

       Consolidated Statements of Income                   4-5

       Consolidated Statements of Cash Flows               6-7

       Notes to Consolidated Financial Statements          8-9


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     10-14



See Independent Accountant's Report.

                                                               1
       [LETTERHEAD OF JAMISON, MONEY, FARMER & CO., P.C.]


November 4, 1997





Board of Directors
Security Federal Bancorp, Inc., and Subsidiary
Tuscaloosa, Alabama


              INDEPENDENT ACCOUNTANT'S REPORT
              -------------------------------

     We have reviewed the accompanying condensed consolidated statement of financial condition of Security Federal Bancorp, Inc., and Subsidiary, as of September 30, 1997, and December 31, 1996, and the related condensed statements of income for the three and nine month periods and statement of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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
                       Tuscaloosa, Alabama

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            September 30, 1997, and December 31, 1996
-----------------------------------------------------------------

                             ASSETS
                             ------

                                                       (Unaudited)
                                            September 30,       December 31,
                                               1 9 9 7            1 9 9 6
                                            -------------       ------------

Cash and Cash Equivalents                   $  1,535,835        $    740,553

Federal Home Loan Bank -
  Interest-Bearing Deposits                    1,951,946             256,079

Investment Securities: Securities
  available-for-sale, at fair value            3,069,148           3,052,813

Loans Held for Sale, Net of Deferred Fees      1,826,000           1,247,000

Loans Receivable - Net                        66,294,421          66,442,284

Real Estate Owned                                128,000                   -

Office Properties and Equipment -
  Net of Depreciation                          1,145,893           1,139,355

Federal Home Loan Bank Stock - at Cost           620,300             539,000

Accrued Interest and Dividends Receivable        424,714             331,476

Deferred Tax Asset                                     -                 629

Other Assets                                     707,403             549,636
                                            ------------        ------------

      TOTAL ASSETS                          $ 77,703,660        $ 74,298,825
                                            ============        ============


See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY        3
                       Tuscaloosa, Alabama

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            September 30, 1997, and December 31, 1996
----------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                                       (Unaudited)
                                            September 30,       December 31,
                                               1 9 9 7            1 9 9 6
                                            -------------       ------------

Deposits                                    $  65,813,437      $  62,728,807
Advances from Federal Home Loan Bank              585,000          1,585,000
Advances from Borrowers for Taxes
  and Insurance                                   554,237            327,923
Income and Excise Tax Payable - Current           174,177            208,485
Unremitted Collections on Mortgage Loans
  Serviced                                      1,024,917            203,226
Mortgage Note Payable                              36,934             38,951
Accrued Expenses and Other Liabilities            351,648            327,512
Deferred Income Tax Liability                      24,782                  -
                                            -------------      -------------

     Total Liabilities                         68,565,132         65,419,904
                                            =============      =============



Stockholders' Equity:
  Common stock, $.01 par value, 1,900,000
     shares authorized, 671,469 shares
     issued and outstanding                         6,714              6,714
  Additional paid-in capital                    3,453,993          6,144,956
  Net unrealized (loss) on equity
    securities available-for-sale,
    net of deferred tax                            (5,028)           (15,551)
  Retained earnings, substantially
    restricted                                  5,682,849          2,742,802
                                            -------------      -------------

     Total Stockholders' Equity                 9,138,528          8,878,921
                                            -------------      -------------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  77,703,660      $  74,298,825
                                            =============      =============


See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY        4
                       Tuscaloosa, Alabama

                 CONSOLIDATED STATEMENTS OF INCOME
 For the Nine and Three Months Ended September 30, 1997 and 1996
----------------------------------------------------------------

                                       (Unaudited)                 (Unaudited)
                                    Nine Months Ended          Three Months Ended
                                      September  30,             September  30,
                                  1 9 9 7       1 9 9 6      1 9 9 7        1 9 9 6
                                 ---------     ---------    ---------      ---------
Interest Income
---------------
Loans:
  Mortgage loans                $ 4,408,907  $ 4,193,179   $ 1,488,070   $ 1,429,040
  Consumer and other loans           25,596       31,887         9,307        10,513
Investment Securities, Mortgage
  Backed Securities and Federal
  Home Loan Bank Deposits           242,839      337,737        89,724       101,788
                                -----------  -----------   -----------   -----------

     Total Interest Income        4,677,342    4,562,803     1,587,101     1,541,341
                                -----------  -----------   -----------   -----------

Interest Expense
----------------

Deposits - savings                  108,572      101,967        36,970        33,875
Deposits - certificates           2,631,931    2,558,662       893,777       888,068
Demand deposits                       2,824            -         2,082             -
Mortgage note payable                 2,284        2,438           748           800
Borrowed funds                       46,259       68,725        10,583        31,854
                                -----------  -----------   -----------   -----------

     Total Interest Expense       2,791,870    2,731,792       944,160       954,597
                                -----------  -----------   -----------   -----------

     Net Interest Income          1,885,472    1,831,011       642,941       586,744


Provision for Losses on Loans             -            -             -             -
                                -----------  -----------   -----------   -----------

Net Interest Income After
  Provision for Losses
  on Loans                        1,885,472    1,831,011       642,941       586,744
                                -----------  -----------   -----------   -----------

                     (continued)


See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY        5
                       Tuscaloosa, Alabama

                CONSOLIDATED STATEMENTS OF INCOME (Continued)
 For the Nine and Three Months Ended September 30, 1997 and 1996
----------------------------------------------------------------


                                       (Unaudited)                 (Unaudited)
                                    Nine Months Ended          Three Months Ended
                                      September  30,             September  30,
                                  1 9 9 7       1 9 9 6      1 9 9 7        1 9 9 6
                                 ---------     ---------    ---------      ---------
Non-Interest Income
-------------------
Servicing fees                  $   144,557   $   161,123  $    50,162   $    32,075
Income from late charges             29,104        24,115        9,290         7,869
Other operating revenue               3,026         5,894        1,739           314
Gain on sale of real estate owned     5,927           848            -             -
Gain (loss) on sales of loans        63,381       (79,667)      20,470       (26,528)
Gain on sales of other assets            54         4,375            -         4,375
                                -----------   -----------  -----------   -----------

     Total Non-Interest Income      246,049       116,688       81,661        18,105
                                -----------   -----------  -----------   -----------

Non-Interest Expenses
---------------------

Salaries and employee benefits      582,912       588,412      202,777       183,444
Net occupancy expenses               73,303        74,816       25,349        25,663
Equipment expenses                   78,713        69,873       29,950        23,528
OTS/FDIC premiums                    66,340       503,596       16,504       422,390
Net expenses of real estate owned     5,839         7,903        2,454          (514)
Other operating expenses            309,689       305,295      109,971       114,302
                                -----------   -----------  -----------   -----------

   Total Non-Interest Expenses    1,116,796     1,549,895      387,005       768,813
                                -----------   -----------  -----------   -----------

Income (Loss) Before Income
   Taxes                          1,014,725       397,804      337,597      (163,964)

Income Tax Expense (Benefit)        362,759       131,604      125,115       (61,805)
                                -----------   -----------  -----------   -----------

Net Income (Loss)               $   651,966   $   266,200  $   212,482   $  (102,159)
                                ===========   ===========  ===========   ===========

Net Income (Loss) Per Share            0.97          0.40         0.32         (0.15)
                                ===========   ===========  ===========   ===========


See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY        6
                       Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1997 and 1996
----------------------------------------------------------------


         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
         ------------------------------------------------

                                                       (Unaudited)
                                               1 9 9 7             1 9 9 6
                                            -------------       -------------

Cash Flows from Operating Activities:
  Net income                                $     651,966       $     257,062
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    (Gain) loss on sale of assets                 (69,362)             75,292
    Depreciation expense                           51,461              50,023
    Amortization of premiums/discounts
     on investments                                   289               2,328
    (Increase) in accrued interest and
     dividends receivable                         (93,238)           ( 69,031)
    (Increase) decrease in deferred tax asset         629            (192,891)
    (Increase) decrease in other assets            15,154            (411,193)
    (Increase) in loans held for sale            (579,000)         (1,339,050)
    Increase in accounts payable and other
     liabilities                                   24,136             572,492
    Increase in deferred loan fees                  9,061             116,928
    Increase (decrease) in income tax payable     (34,308)            281,412
    Increase in deferred tax liability             18,681                   -
                                            -------------       -------------

    Net Cash (Used in) Operating Activities        (4,531)           (656,628)
                                            -------------       -------------

Cash Flows from Investing Activities:
  Sales of U. S. Government treasuries
    and agencies                                        -           1,980,016
  Proceeds from sales of real estate owned        205,004              79,829
  Purchases of Federal Home Loan Bank
    Overnight Deposits                         (1,695,867)           (380,834)
  Loan originations, net of repayments        (14,304,558)        (19,000,705)
  Purchases of property, plant and equipment      (58,443)             (6,136)
  Proceeds from sales of loans                 14,007,015          10,320,782
  Purchases of Federal Home Loan Bank stock       (81,300)            (31,100)
  Proceeds from sale of other assets                  225                   -
  Maturities/redemptions of treasuries
    and agencies                                        -           1,000,000
                                            -------------       -------------

  Net Cash (Used in) Investing Activities      (1,927,924)         (6,038,148)
                                            -------------       -------------

                     (continued)


See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY        7
                       Tuscaloosa, Alabama

               CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1997 and 1996
----------------------------------------------------------------


    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Continued)
    ------------------------------------------------

                                                       (Unaudited)
                                               1 9 9 7             1 9 9 6
                                            -------------       -------------

Cash Flows from Financing Activities:
  Net increase (decrease) in advances
   from Federal Home Loan Bank              $ (1,000,000)       $  2,250,000
  Cash dividends and return of capital paid     (402,881)           (402,881)
  Net increase in advances from borrowers
   for taxes and insurance                       226,314             224,914
  Increase in bank overdraft                           -             174,177
  Repayments of mortgage notes payable            (2,017)             (1,862)
  Net increase from unremitted collections
   on mortgage loans serviced                    821,691             119,772
  Net increase in savings accounts                16,267             143,468
  Net increase in certificates of deposit      2,646,271           4,168,306
  Net increase in demand deposits                422,092                   -
                                            ------------        ------------

  Net Cash Provided by Financing Activities    2,727,737           6,675,894
                                            ------------        ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                    795,282             (18,882)

Cash and Cash Equivalents, Beginning of
  Period                                         740,553             630,458
                                            ------------        ------------

Cash and Cash Equivalents, End of Period    $  1,535,835        $    611,576
                                            ============        ============


         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         -------------------------------------------------

                                                1 9 9 7             1 9 9 6
                                                -------             -------
       Interest paid                         $  2,805,609        $  2,740,277
       Income taxes paid                          391,957              30,277
       Additions to real estate owned
          through foreclosure                     128,000                   -


See Independent Accountant's Report.
See Notes to Consolidated Financial Statements.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY        8
                       Tuscaloosa, Alabama

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997
----------------------------------------------------------------

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

3.   Principles of Consolidation
     ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Security Federal Bancorp, Inc., and Security Bank. All significant intercompany items have been eliminated.

4.   Retained Earnings
     -----------------

     The Bank is required to maintain certain levels of regulatory capital. At September 30, 1997, the Bank was in compliance with all regulatory capital requirements. In addition to these requirements, the Bank must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account.


                    (continued)


See Independent Accountant's Report.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY        9
                       Tuscaloosa, Alabama

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        September 30, 1997
----------------------------------------------------------------

5.   Change of Fiscal Year-End
     -------------------------

     During the quarter ending September 30, 1997, the Company changed its fiscal year-end from September 30 to December 31.
Thus, the Company's next audit will be as of December 31, 1997.

     The Company filed a current report on Form 8-K dated
September 15, 1997, to report this change.


See Independent Accountant's Report.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY       10
                       Tuscaloosa, Alabama

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS
                       September 30, 1997
----------------------------------------------------------------

Financial Condition
-------------------

     The company's total assets increased by $3.4 million, or 4.6%, to $77.7 million at September 30, 1997, from $74.3 million at December 31, 1996. This increase was primarily a result of an increase in Federal Home Loan Bank overnight deposits of $1.69 million, from $256,000 at December 31, 1996 to $1.95 million at September 30, 1997. The increase in these deposits was generated from the sale of loans receivable in the third quarter of 1997. In addition, cash and cash equivalents increased by $800,000, or 108%, from $.74 million at December 31, 1996 to $1.54 million at September 30, 1997, due to an increase in the amount of unremitted collections on mortgage loans serviced. Loans receivable and loans held for sale increased by $430,000, or 1.1%, from $67.7 million at December 31, 1996, to $68.1 million at September 30, 1997.

     The company's deposits increased by $3.1 million, or 4.9%, from $62.7 million at December 31, 1996, to $65.8 million at September 30, 1997, primarily from increases in short-term certificates of deposit. In addition, demand deposits increased by $420,000, or 100% from the prior year, after the Bank began offering full service checking accounts to its customers in the second quarter of 1997. Unremitted collections on mortgage loans serviced increased by $800,000, or 400%, from $200,000 at December 31, 1997, to $1 million at September 30, 1997. This increase was caused by an increase in the number of loans serviced and the timing of the remittance of these collections. The increase in deposits and unremitted collections was partially offset by a decrease in short-term advances from the Federal Home Loan Bank of $1 million, or 63.1%, from $1.59 million at December 31, 1996, to $585,000 at September 30, 1997.

     Stockholder's equity increased approximately 2.9% to $9.14 million at September 30, 1997, compared with $8.88 million at December 31, 1996.

Results of Operations
---------------------

     The earnings of the company depend primarily on its level of net interest income, which is the difference between interest earned on the company's interest-earning assets, consisting primarily of mortgage loans, consumer loans, and investment securities, and the interest paid on interest-bearing liabilities. Net interest income totaled $1.88 million and $640,000 for the nine and three month periods ended September 30, 1997, which is an increase of $54,000 and $56,000 over the respective nine and three month periods ended September 30, 1996.


See Independent Accountant's Report.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY       11
                       Tuscaloosa, Alabama

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS  (CONTINUED)
                       September 30, 1997
----------------------------------------------------------------

Net Interest Income
-------------------

     The increase in net interest income for nine months ended September 30, 1997, was primarily caused by an increase in interest earning assets in comparison to the nine months ended September 30, 1996. Total interest income for the third quarter of 1997 increased by $46,000, or 3.0%, as compared to the third quarter of 1996. Total interest income for the first nine months of 1997 increased by $114,000, or 2.6%, to $4.68 million from $4.56 million from the same period in the prior year.

     Total interest expense decreased by $10,000, or 1.05%, from $955,000 for the three month period ended September 30, 1996, to $944,000 for the three month period ended September 30, 1997. This is primarily due to a decrease in interest on borrowed funds of $21,000 for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996 caused by the decreased use of borrowed funds. This was partially offset by an increase in interest expense on deposits of $9,000 for the three months ended September 30, 1997. For the first nine months of 1997, interest expense increased by $60,000, or 2.2%, to $2.79 million as compared with $2.73 million for the first nine months of 1996. This is due to an increase in interest on deposits of $80,000, or 3.0%, and a decrease in interest on borrowed funds of $22,000, or 31.8%, when compared to the first nine months of 1996.

Provision for Losses
--------------------

     There were no additions made to the provision for loan losses for the three months or nine month periods ended September 30, 1997. Management periodically reviews the need to increase the provision for loan losses based upon their evaluation of known and inherent risk characteristics of the loan portfolio. Total non-performing assets were $212,000 and $694,000 at September 30, 1997 and 1996, which represents .27% and .90% of total assets as of these dates. Management believes that the existing provision for loan losses is adequate based on their evaluation of known and inherent risk characteristics of the loan portfolio.

Non-Interest Income
-------------------

   Non-interest income for the third quarter of 1997 increased by $64,000, or 351.0%, compared to the third quarter of 1996. Non-interest income for the first nine months of 1997 increased by $129,000, or 110.9%, from the first nine months of 1996. These increases are the result of increases in gains on sale of loans of $47,000 for the third quarter of 1997 and $143,000 for the first nine months of 1997 when compared to the same periods in the previous year. The increase was principally caused by the adoption of Statement of Financial Accounting Standards #122 which requires that the Company capitalizes the rights to service all mortgage loans.


See Independent Accountant's Report.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY       12
                       Tuscaloosa, Alabama

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS  (CONTINUED)
                       September 30, 1997
----------------------------------------------------------------

Non-Interest Expense
--------------------

     Non-interest expense decreased by $430,000 or 27.9%, to $1.1 million for the nine month period ended September 30, 1997, from $1.55 million for the nine month period ended September 30, 1996. This was caused by a decrease in the deposit insurance liability due to the one-time assessment to recapitalize the Savings Association Insurance Fund. The assessment resulted in a pre-tax charge of $381,000 in the third quarter of 1996.
Due to this assessment, non-interest expense for the third quarter of 1997 decreased $380,000, or 49.7%, from the third quarter of 1996.

Income Taxes
------------

     Income tax provisions for three and nine month periods ended September 30, 1997 and 1996, are generally reflective of the amounts of the company's pre-tax income and the effective income tax rate then in effect.

Liquidity and Capital Resources
-------------------------------

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 8.58% for the period ended September 30, 1997. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the nine months ended September 30, 1997, the company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $795,000. Cash was provided from the net proceeds from sales of loans of $14.0 million, net increases in deposit accounts of $3.08 million, and increases in unremitted collections of mortgage loans serviced of $820,000. These were offset by an increase in loan originations, net of repayments of $14.3 million, a decrease in advances from FHLB of $1.0 million, and purchases of overnight deposits of $1.69 million.


See Independent Accountant's Report.

         SECURITY FEDERAL BANCORP, INC., AND SUBSIDIARY       13
                       Tuscaloosa, Alabama

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS  (CONTINUED)
                       September 30, 1997
----------------------------------------------------------------


Liquidity and Capital Resources (Continued)
-------------------------------

     Management monitors projected liquidity needs and determines the level desirable based in part on commitments to make loans and management's assessments of their ability to generate funds. Loan commitments at September 30, 1997, including loans-in-process, were $2.8 million. These commitments are expected to be funded from liquid assets, cash flow from loan repayments, and, if needed, advances from FHLB of Atlanta.

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

     The following table presents the Bank's capital position based on the September 30, 1997, financial statements:

                               Percent                   Percent                  Percent
                   Actual        of         Required       of         Excess        of
                   Amount      Assets        Amount      Assets       Amount      Assets
                -----------    -------    -----------    -------   -----------    -------

Tangible        $ 8,763,000     11.28     $ 1,165,000     1.50     $ 7,598,000      9.78
Core              8,763,000     11.28       2,331,000     3.00       6,432,000      8.28
Risk-weighted     9,092,000     22.03       3,301,000     8.00       5,791,000     14.03



See Independent Accountant's Report.

                                                           14
                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Security Federal Bancorp, Inc.
                           Registrant



Date: November 14, 1997    /s/ Marlin D. Moore, Jr.
      -----------------    ------------------------------------
                           Marlin D. Moore, Jr.
                           Chairman and Chief Executive Officer
                           (The Duly Authorized Representative)




Date: November 14, 1997    /s/ John F. Harvard
      -----------------    -------------------------------------
                           John F. Harvard
                           President and Chief Financial Officer