Form 10KSB
period 1997-12-31
SECURITY FEDERAL BANCORP INC
filed 1998-03-30
CIK 929931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997


[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    ---------------

                          Commission File No. 0-25728
                                              -------


                        SECURITY FEDERAL BANCORP, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                    63-1134627
  -------------------------------                ----------------------
  (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


2301 University Boulevard, Tuscaloosa, Alabama           35401-1593
-----------------------------------------------          -----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (205)  345-8800
                                                          ---------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                    --------------------------------------
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $6,568,488.

As of March 1, 1998, the aggregate market value of the 505,044 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $10.7 million based on the last known sale price of $21.125 per share of the registrant's Common Stock on February 23, 1998. For purposes of this calculation, it is not assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates.

The total number of outstanding shares of the registrant's common stock at March 1, 1998 was 678,876.

Transitional small business disclosure format: No.


                      DOCUMENTS INCORPORATED BY REFERENCE



     The following lists the documents (other than exhibits) incorporated by reference (and the Part of the Form 10-KSB into which the document is incorporated):

     1. Portions of Annual Report to Stockholders for the year ended December 31, 1997 (Parts I and II).
     2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders (Part III).

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL


     THE COMPANY. Security Federal Bancorp, Inc. (the "Company"), a Delaware corporation, was incorporated under the laws of the State of Delaware to become a savings institution holding company with Security Bank ("Security Bank" or the "Bank") as its subsidiary. The Company was incorporated at the direction of the Board of Directors of the Bank in 1994. In 1995, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company (the "Conversion") and adopted its present name. In conjunction with the Conversion, the Company issued 671,469 shares of its common stock to the public.

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

     On September 15, 1997, the Company determined to change its fiscal year-end from September 30 to December 31. As a result, the Company has filed a quarterly report on Form 10-QSB for the nine months ended September 30, 1997, and the Company is filing this annual report on Form 10-KSB for the fiscal year ended December 31, 1997. While this report includes selected information, including certain audited financial statements, for the transition period from October 1, 1996 to December 31, 1996, information for the transition period is omitted herein where in management=s judgment such information would be impractical to present or immaterial to investors.

     The executive offices of the Company are located at 2301 University Boulevard, Tuscaloosa, Alabama 35401-1593, and its telephone number is (205) 345-8800.

     THE BANK. Security Bank was formed in 1965 as a federally chartered mutual savings and loan association. In 1966, the Bank obtained federal insurance of accounts, became a member of the FHLB of Atlanta, and commenced operations. In 1990, the Bank converted to a federally chartered mutual savings bank. In 1995, the Bank converted to the stock form of ownership. In 1997, the Bank changed its name to "Security Bank". The Bank operates through its sole office in Tuscaloosa, Alabama.

     The Bank is principally engaged in the business of accepting deposits from the general public and investing these funds primarily in loans secured by first mortgages on one- to four-family residential properties located in its market area. The Bank also originates loans secured by savings accounts and home equity loans and began originating various types of consumer and commercial loans in the last quarter of 1998. At December 31, 1997, the Bank had total assets of $76.3 million, deposits of $65.4 million, net loans receivable of $66.5 million and retained earnings of $5.8 million.

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

     Security Bank's executive offices are located at 2301 University Boulevard, Tuscaloosa, Alabama 35401-1593 and its telephone number is (205) 345-8800.

PENDING LEGISLATION

     Legislation has been introduced in Congress that provides for the elimination of the distinctions between banks and thrifts under federal law.
The legislation may require the automatic conversion of all federally chartered savings associations such as the Bank into national banks by a specified deadline. It could impose activities restrictions and restrictions on branches, and it could also compel the holding companies of such institutions to be subject to the more restrictive regulations that govern holding companies of banks rather than thrifts. The legislation could restrict current or future activities of the Bank and the Company, and it could increase regulatory compliance costs because of the new regulatory structure to which the Bank and the Company would be subject. Management cannot predict at this time whether any pending legislation ultimately will be enacted in its current form or, if enacted, whether such legislation would result in any significant adverse financial and tax effects.

MARKET AREA

     The Bank considers its primary area for deposits and lending to consist of the Tuscaloosa metropolitan statistical area, consisting of Tuscaloosa County. To a lesser extent, the Bank also conducts operations in the neighboring counties of Jefferson, Bibb, Hale, Greene, Pickens and Fayette.

     The metropolitan Tuscaloosa area has a diversified economy based on a combination of services, education, trade, manufacturing and government. Employers include Mercedes Benz, Uniroyal Goodrich, JVC, Phifer Wire Products, and Tuscaloosa Steel, as well as four large hospitals and the University of Alabama. Based upon the 1992 census, Tuscaloosa and Tuscaloosa County have populations of approximately 78,000 and 153,000, respectively. In addition, approximately 19,000 full time students attending the University of Alabama are not included in these population statistics.

     The unemployment rate for Tuscaloosa County in December 1997 was 2.3%, compared to rates of 4.6% and 4.7% for the State of Alabama and the United States, respectively. The relatively low unemployment rate is believed to reflect the overall stability of Tuscaloosa County's economy. Economic development in the Bank's market area also is believed to stabilize employment.

LENDING ACTIVITIES

     General.   The principal lending activity of Security Bank is the
origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied one-to four-family residential properties in the Bank's primary market area. At December 31, 1997, one- to four-family mortgage loans constituted 88.7% of the Bank's gross loan portfolio. A majority of such mortgage loans have adjustable-rates, although a significant amount of fixed-rate mortgage loans are also originated. The Bank also originates multi-family residential, construction and commercial real estate loans, as well as a small amount of consumer loans primarily secured by deposits.

     Prior to the 1980s, the Bank's residential lending activities consisted primarily of originating fixed-rate mortgage loans with maturities of up to 30 years for retention in the loan portfolio. Fundamental changes in the regulation of savings institutions in the early 1980s and then prevailing economic conditions combined to increase significantly both the level and volatility of the Bank's cost of funds. Since the early 1980s, the Bank has sought to build a more rate-sensitive loan portfolio by originating adjustable-rate mortgages in addition to continuing to originate fixed-rate mortgage loans. Adjustable-rate mortgages generally are indexed to the weekly average rate on United States Treasury securities adjusted to a constant maturity, usually one year ("U.S. Treasury Constant Maturity Index"). At December 31, 1997, the Bank's one- to four-family mortgage loan portfolio consisted of 64.6% of adjustable-rate loans and 35.4% of fixed-rate loans. Most mortgage loans are underwritten to qualify for sale in the secondary market.

     The Bank continues to originate fixed-rate one- to four-family mortgage loans in response to consumer demand generated by the decline in market interest rates. In an environment of low interest rates which continues to prevail, borrowers tended to prefer long term, fixed-rate mortgage loans rather than adjustable-rate mortgage loans with short-term interest rate changes. Security Bank nonetheless continued to originate adjustable-rate mortgage loans.
Although most of the Bank's fixed-rate loans are originated for sale in the secondary market, the Bank's fixed-rate loan originations depend upon the level of interest rate risk that the Bank is willing to accept given its capital, profitability and other factors. The Bank continues to emphasize pricing of its adjustable-rate mortgage loans to continue attracting this type of loan.

     The Bank intends to continue actively monitoring the interest rate environment, prepayment activity, interest rate risk and other factors in developing its strategy with respect to the volume and pricing of its fixed-rate loans and in its lending activities generally.

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

     At December 31, 1997, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.38 million. The Bank's five largest loans to one borrower outstanding at December 31, 1997 ranged from $453,000 to $1.37 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1997, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.



                                                  At September 30,                       AT DECEMBER 31,
                                       -----------------------------------------------  ----------------
                                             1995                          1996             1997 (1)
                                       -----------------             ----------------   ----------------
                                            Amount           %       AMOUNT      %      AMOUNT      %
                                       -----------------  -------    -------  -------   -------  -------
                                                                  (DOLLARS IN THOUSANDS)
Type of Loan:
-------------
Real estate loans --
 Construction loans..................      $ 6,015         9.64%     $ 6,240     8.52%   $ 3,876    5.72%
 One- to four-family residential.....       51,281        82.17       60,014    84.06     60,122   88.69
 Multi-family........................        2,715         4.35        3,478     4.75      2,158    3.18
 Commercial..........................        1,885         3.02        1,410     1.93        744    1.10

Non-mortgage loans --
 Savings account and consumer loans..          507          .81          468      .63        510     .75
 Home improvement loans..............            5          .01            7      .01         --      --
 Home equity loans...................           --           --           70      .10        334     .49
 Commercial business.................           --           --           --       --         45     .07
                                           -------       ------      -------   ------    -------  ------
         ............................       62,408       100.00%      71,687   100.00%    67,789  100.00%
                                                         ======                ======             ======

Less:
 Loans in process....................        1,958                     2,409                 559
 Deferred loan fees..................          309                       437                 408
 Loan loss reserve...................          330                       330                 330
                                           -------                   -------             -------
  Total..............................      $59,811                   $68,511             $66,492
                                           =======                   =======             =======

---------------
(1) On September 15, 1997, the Company determined to change its fiscal year-end from September 30 to December 31.

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                   WITHIN       AFTER ONE      AFTER
                                     ONE       BUT WITHIN      FIVE
                                    YEAR       FIVE YEARS      YEARS        TOTAL
                                  ---------    ----------    ---------    ---------
                                                   (IN THOUSANDS)
Real estate mortgage............  $      64       $ 1,103    $ 61,857     $ 63,024

Real estate construction/
 permanent......................      2,635            --       1,241        3,876
Consumer................                334           221         334          889
                                  ---------      --------    --------     --------
  Total.................          $   3,033      $  1,324    $ 63,432     $ 67,789
                                  =========      ========    ========     ========

     The following table sets forth at December 31, 1997, the dollar amount of all loans due more than one year after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.


                                         PREDETERMINED        FLOATING OR
                                             RATES           ADJUSTABLE-RATES
                                         -------------       ----------------
                                                     (IN THOUSANDS)

     Real estate mortgage..............     $ 22,557             $ 40,404
     Real estate construction..........           --                1,241
     Consumer..........................          405                  149
                                            --------             --------
        Total..........................     $ 22,962             $ 41,794
                                            ========             ========

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, "due-on-sale" clauses in mortgage loans generally give Security Bank the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are a means of increasing the rate on existing mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans. The approximate average length of time that loans made by the Bank on one- to four-family residences remain outstanding is seven years.

     One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residential properties. The purchase price or appraisal value of most of such residences is currently in approximately the $95,000 to $106,000 range, with Security Bank's loan amounts averaging approximately $85,000. Management believes that price range includes the majority of the single family properties in the Bank's market area. At December 31, 1997, $60.1 million or 88.7% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were primarily owner-occupied, single-family residences primarily located in the Bank's market area.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with loan-to-value ratios in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is 80%.

     Security Bank originates fixed-rate mortgage loans on one- to-four family residential properties with terms to maturity of up to 30 years. Although most such loans are amortized on a monthly basis, with principal and interest due each month, some fixed-rate loans are originated on a long-term amortizing basis with balloon payments due up to 7 years from date of origination. Security Bank originated $20.4 million in fixed-rate one- to-four family mortgage loans during the year ended December 31, 1997, compared with $24.6 million during the year ended September 30, 1997. Such loans are originated primarily for sale in the secondary market. A small number of loans have been sold in prior years to individuals and other lending institutions.

     Security Bank began originating conventional residential mortgage loans with adjustable-rates in the early 1980's, in response to fluctuating interest rates. Currently, the Bank principally offers adjustable-rate mortgage loans with rate adjustments indexed to the U.S. Treasury Constant Maturity Index. The primary adjustable-rate product is a five year adjustable-rate mortgage loan that has a 2% cap on yearly adjustments and a 6% adjustment cap over the life of the loan. Security Bank originated $7.7 million in adjustable-rate one-to-four family mortgage loans during the year ended December 31, 1997, compared with $8.73 million during the year ended September 30, 1997. Such loans are primarily originated for the Bank's own loan portfolio. However, from time to time the Bank may sell adjustable-rate loans in the secondary market for liquidity.

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

     Construction Lending. Security Bank engages in construction lending, involving loans to qualified borrowers for construction of one- to four-family residential properties. These properties are primarily located in the Bank's market area. At December 31, 1997 the Bank's loan portfolio included $3.9 million of loans secured by properties under construction, the majority of which were construction/permanent loans structured to become permanent loans upon the completion of construction. To a lesser extent, the Bank also originates interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

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

     Multi-Family and Commercial Real Estate Lending. Although Security Bank has not actively pursued multi-family and commercial real estate lending because of its emphasis on providing mortgage loans secured by one- to four-family residences, the Bank originates limited amounts of such loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from single-family mortgage loans. Security Bank's multi-family loans are primarily secured by apartment buildings in the Bank's market area. The commercial real estate loans originated by the Bank have generally been made to small businesses and have primarily been secured by first mortgages on commercial real property as well as personal guarantees. At December 31, 1997, loans on commercial real estate properties constituted approximately $2.9 million, or 4.3% of the Bank's gross loan portfolio.

     Multi-family and commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, Security Bank generally limits such lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current policy to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. Substantially all of the properties securing the Bank's multi-family and commercial real estate loans are inspected by the Bank's lending personnel
before the loan is made.   The Bank also obtains appraisals on each property in
accordance with applicable regulations. If such loans later become delinquent, the Bank contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings.

     Consumer Lending. During the last quarter of 1997, the Bank began placing an emphasis on consumer lending by expanding its consumer loan operations. At the present time, the Bank's consumer loans primarily consist of loans secured by deposit account balances. The Bank generally makes certificate of deposit loans for up to 90% of the face amount of the certificate. The interest rate on these loans generally is 2.0% above the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand, and the account must be assigned to the Bank as collateral for the loan. At December 31, 1997 such loans amounted to $432,000, or .64% of the Bank's gross loan portfolio.

     During 1998, the Bank intends to broaden its consumer portfolio by increasing originations of consumer loans other than loans secured by deposit accounts. Beginning in the last quarter of 1997, the Bank added a consumer lending department which offers various types of loans including automobile loans, loans secured by other personal property and debt consolidation loans. Consumer loans not secured by a deposit account balance generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     Commercial Business Lending. During the last quarter of 1997, the Bank began soliciting commercial businesses loans to small and medium sized business in its market area. Commercial business loans may be larger and involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. It is anticipated that any such lending would be restricted to borrowers with which the Bank has substantial experience or who are otherwise well known to Security Bank.

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

     The Board of Directors of Security Bank has the responsibility and authority for general supervision over the loan policies of the Bank. All mortgage loans, regardless of dollar amount, are approved prior to closing by a loan committee comprised of three Bank directors. Consumer and commercial loans over a dollar amount set by the Board are approved prior to closing by the loan committee.

     Loan applicants are promptly notified of the decision of the Bank. The Bank generally issues loan commitments for a term not to exceed 60 days. Security Bank currently charges a fee of .25% of the loan amount to guarantee the interest rate up to 60 days. If an approved loan is not funded within 60 days, the applicant must re-apply. It has been management's experience that less than 10% of commitments expire without being funded. Fire and casualty insurance are required for all loans as appropriate, and a title opinion or title insurance is required for loans secured by real estate.

     Originations and Sales of Loans.   The following table sets forth certain
information with respect to originations and sales of loans during the periods indicated.



                               YEAR ENDED                  YEAR ENDED
                              September 30,               DECEMBER 31,
                              -------------               ------------
                                  1995           1996       1997 (1)
                              -------------  ------------ ------------
                                             (IN THOUSANDS)
Loans originated:
 Real estate loans:
  Construction loans........     $ 7,127        $ 8,740     $  3,972
  One- to four-family.......      19,875         33,331       25,803
  Multi-family..............          --          1,091           --
  Commercial................          --             --           --
 Consumer loans.............           7             13          963
 Commercial business loans..          61             --           45
                                 -------        -------     --------
   Total loans originated...     $27,070        $43,175     $ 30,783
                                 =======        =======     ========

Loan purchased:
 Real estate loans:
  Commercial loans..........     $    --        $    --     $     --
                                 -------        -------     --------
   Total loans purchased....     $    --        $    --     $     --
                                 =======        =======     ========

Loans sold:
 Whole loans................     $ 9,374        $15,336     $ 20,458
                                 -------        -------     --------
   Total loans sold.........     $ 9,374        $15,336     $ 20,458
                                 =======        =======     ========

---------------
(1) On September 15, 1997, the Company determined to change its fiscal year-end from September 30 to December 31.

     Security Bank sold $20.4 million of its residential mortgage loans in the year ended December 31, 1997, compared with $15.34 million in the year ended September 30, 1996. Almost all loans are sold in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"), although a small number of loans have, from time to time, been sold to individual investors and other institutions. Security Bank does not retain any participation interest in any loans which are sold, but in most cases the Bank retains servicing rights on the loans sold. As of December 31, 1997, the Bank was servicing 1,287 loans totaling $86.1 million. During the year ended December 31, 1997, loan servicing fees amounted to approximately 2.8% of total gross income, compared with 3.5% during the year ended September 30, 1996. For additional information, see Note 4 of Notes to Consolidated Financial Statements at Item 7 of this report.

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

     In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and fees for miscellaneous services related to its loans. The Bank charges a fee for its costs associated with the origination of adjustable-rate mortgage loans and fixed-rate mortgage loans in addition to a 1% origination fee. All fee income is recognized by the Bank in accordance with guidelines established by Statement of Financial Accounting Standards ("SFAS") No. 91.

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Security Bank at the time such loans are originated or acquired. At December 31, 1997, the Bank had received $408,000 of loan fees that had been deferred and were being recognized as income over the estimated lives of the related loans.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. The Bank has an asset classification committee, consisting of four employees of the Bank, including President John F. Harvard, which meets monthly to review assets and determine whether those assets should be classified pursuant to OTS regulations. Through the committee, the Bank has determined that at December 31, 1997 it had $600,000 in assets classified as substandard, and no assets classified as doubtful, loss or special mention. For additional information, see " -- Non-Performing Loans and Other Problem Assets" below.

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

     The Bank was examined by the OTS in January 1997 and its loan loss allowance was considered by the OTS to be adequate as of that time. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio during future examinations, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively effecting the Bank's financial condition and earnings.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                     YEAR ENDED             YEAR ENDED
                                                    SEPTEMBER 30,           DECEMBER 31,
                                              -----------------------       ------------
                                               1995             1996          1997 (1)
                                              ------           ------       -------------
                                                          (IN THOUSANDS)

Balance at beginning of period.........       $  330           $   330        $    330
                                              ------           -------        --------
Loans charged-off:
  Real estate -- mortgage:
    Residential........................           --                --              --
    Commercial.........................           --                --              --
  Real estate -- construction..........           --                --              --
  Commercial business..................           --                --              --
  Consumer.............................           --                --              --
                                              ------           -------        --------
Total charge-offs......................           --                --              --
                                              ------           -------        --------

Recoveries:
  Real estate -- mortgage:
    Residential........................           --                --              --
    Commercial.........................           --                --              --
  Real estate -- construction..........           --                --              --
  Commercial business..................           --                --              --
  Consumer.............................           --                --              --
Total recoveries.......................           --                --              --

Net loans charged-off..................           --                --              --

Provision for loan losses..............           --                --              --
                                              ------           -------        --------
Balance at end of period...............       $  330           $   330        $    330
                                              ======           =======        ========
Ratio of net charge-offs to average
  loans outstanding during the period..           --%               --%             --%
Allowance for loan losses to total
  loans receivable, gross..............          .53%              .46%            .49%
                                              ======           =======        ========
_______________

(1) On September 15, 1997, the Company determined to change its fiscal year-end from September 30 to December 31.

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

                                                         SEPTEMBER 30,
                                       -------------------------------------------------------               DECEMBER 31,
                                               1995                            1996                              1997
                                       -----------------------      --------------------------        -------------------------
                                                   PERCENT OF                     PERCENT OF                        PERCENT OF
                                                   LOANS IN                       LOANS IN                          LOANS IN
                                                 EACH CATEGORY                  EACH CATEGORY                    EACH CATEGORY
                                       AMOUNT    TO TOTAL LOANS     AMOUNT      TO TOTAL LOANS        AMOUNT     TO TOTAL LOANS
                                       ------    --------------     ------      --------------        ------     --------------
                                                                (DOLLARS IN THOUSANDS)

Real estate - mortgage:
 Residential (1)...................      $186         86.57%         $121           88.92%             $275           91.87%
 Commercial........................       110          3.01            91            1.93                 8            1.10
Real estate - construction.........        31          9.59           114            8.52                39            5.72
Consumer...........................         3           .83             4             .64                 8            1.31
                                         ----        ------          ----          ------              ----          ------
  Total allowance for loan losses..      $330        100.00%         $330          100.00%             $330          100.00%
                                         ====        ======          ====          ======              ====          ======


_______________

(1)  Includes multi-family.

     Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. After mortgage loans become past due more than 90 days, the Bank places them on non-accrual status. The Bank has had a favorable loan loss history, and has not charged off any residential real estate loans in recent years. For additional information, see Note 4 of the Notes to Consolidated Financial Statements at Item 7 of this report.

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



                                                         AT SEPTEMBER 30,           AT
                                                      --------------------      DECEMBER 31,
                                                       1995          1996           1997
                                                      ------        -------     ------------
                                                                (DOLLARS IN THOUSANDS)

Loans accounted for on a non-accrual basis: (1)
 Real estate:
  Construction...................................     $  --         $  426          $ --
  Residential (2)................................        95            268           279
  Commercial.....................................       333             --            --
 Commercial business.............................        --             --            --
 Consumer........................................        --             --            --
                                                      -----         ------          ----
   Total.........................................     $ 428         $  694          $279
                                                      =====         ======          ====

Accruing loans which are contractually past due
 90 days or more:
 Real estate:
  Construction...................................     $  --         $   --          $ --
  Residential....................................        --            372            --
  Commercial.....................................        --             --            --
 Commercial business.............................        --             --            --
 Consumer........................................        --             --            --
                                                      -----         ------          ----
   Total.........................................     $  --         $  372          $ --
                                                      =====         ======          ====

   Total of non-performing loans.................     $ 428         $1,066          $279
Real estate owned................................       162            117           277
                                                      -----         ------          ----
Total non-performing assets......................     $ 590         $1,183          $556
                                                      =====         ======          ====

_______________
(1) Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

(2)  Includes multi-family loans.

     Management believes there was no single non-performing asset at December 31, 1997 which presented a significant risk of loss to Security Bank.

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

     At December 31, 1997, management had identified 27 loans aggregating approximately $1.58 million, which were between 60 and 89 days delinquent and were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. Management does not expect Security Bank to experience any material loss on these loans in the future.

     During the year ended December 31, 1997, gross interest income of $18,969 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. No interest on such loans was included in income during these periods.

INVESTMENT ACTIVITIES

     Security Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to all maintain. For additional information, see "Regulation of the Bank -- Liquidity Requirements."

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of federal government and agency securities and qualified deposits in the FHLB of Atlanta and in other financial institutions. The investment portfolio consists of short- and intermediate-term investments, which mature in five years or less. The cash and investment portfolio has increased in recent periods, as excess cash flow resulting from loan portfolio shrinkage and from the sale of loans has largely been maintained in cash and investments. At December 31, 1997, the Bank had no forward commitments to purchase or sell any securities. The Bank's investment policy prohibits the purchase of junk bonds, mortgage derivatives or futures. Investment decisions generally are made by the Investment Committee consisting of Directors Sealy, Moore and Harvard.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.


                                                         AT SEPTEMBER 30,           AT
                                                      --------------------      DECEMBER 31,
                                                       1995          1996           1997
                                                      ------        -------     ------------
                                                                (DOLLARS IN THOUSANDS)

Investment securities:
 U.S. government and agency obligations.....          $7,147        $2,985           $3,077
 State and municipal obligations............              --            --               --
                                                      ------        ------           ------
  Total investment securities...............           7,147         2,985            3,077
Interest-earning deposits and certificates..             977           993            3,004
FHLB stock..................................             508           539              620
                                                      ------        ------           ------
  Total investments.........................          $8,632        $4,517           $6,701
                                                      ======        ======           ======

For additional information, see Note 3 of the Notes to Consolidated Financial Statements at Item 7 of this report.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1997.



                               ONE YEAR OR          ONE TO FIVE
                                   LESS                YEARS       FIVE TO TEN YEARS MORE THAN TEN YEARS  TOTAL INVESTMENT PORTFOLIO
                             ------------------ -----------------  ----------------- -------------------  --------------------------
                             CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE   CARRYING  AVERAGE  CARRYING  MARKET  AVERAGE
                              Value     YIELD    VALUE     YIELD    VALUE     YIELD     VALUE     YIELD    VALUE    VALUE    YIELD
                             --------  -------- --------  -------- --------  -------  --------  --------  --------  ------  --------
                                                                     (DOLLARS IN THOUSANDS)

Investment securities:
 U.S. government and
  agency securities........  $   --       --%    $3,076     6.29%        --$      --%  $     --       --%    $3,076  $3,076    6.29%
 Other.....................      --       --         --       --         --       --          1       --          1       1      --
Interest-earning deposits..   3,004     5.98         --       --         --       --         --       --      3,004   3,004    5.98
FHLB stock.................      --       --         --       --         --       --        620     7.25        620     620    7.25
                             ------              ------            --------            --------              ------  ------
   Total...................  $3,004     5.98     $3,076     6.29   $     --       --   $   $621     7.25     $6,701  $6,701    6.24
                             ======              ======            ========            ========              ======  ======

MORTGAGE-BACKED SECURITIES

     In 1991 and prior years, Security Bank maintained a portfolio of Government National Mortgage Association ("GNMA") and FHLMC participation certificates. Such certificates are guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans which are exchanged for such securities, they present substantially lower credit risk and more liquidity than individual loans and may be used to collateralize obligations of the Bank. Although the Bank held no mortgage-backed securities at December 31, 1997, in the future the Bank may determine to invest again in such securities based on liquidity levels and overall lending activity.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits and sales of loans are the primary sources of the Bank's funds for lending and other investment purposes. In addition to deposits and sales of loans, Security Bank derives funds from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings must be used to supplement Security Bank's available funds, and from time to time Security Bank has borrowed funds from the FHLB of Atlanta. For additional information, see Note 13 of the Notes to Consolidated Financial Statements at Item 7 of this report.

     Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of passbook savings accounts and certificates of deposit ranging in term from six months to five years. During the year ended December 31, 1997, the Bank began offering additional types of deposit accounts including NOW accounts, money market accounts, on regular checking accounts. Security Bank advertises regularly on radio and television and in the local newspaper depending on the Bank's need for deposits. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

     The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon a combination of then prevailing economic conditions, Treasury yield information, competition, other relevant market data, prior period deposit activity, a survey of local deposit rates and the Bank's need for funds. Deposit pricing is established weekly by senior management. Historically, Security Bank has paid deposit rates at the upper end of its market area.

     Over the last several years, the balances of total deposits have shown a steady increase, as management has followed a moderate growth strategy to support lending activities and to leverage the operations and fixed assets of the Bank.

     Savings deposits in the Bank as of December 31, 1997 were represented by the various types of savings programs described below.


WEIGHTED
AVERAGE
INTEREST    MINIMUM                              MINIMUM           PERCENTAGE OF
  RATE       TERM       CATEGORY                 AMOUNT  BALANCES  TOTAL SAVINGS
--------    -------     ---------                ------  --------  -------------

 3.50%  None        Passbook Savings Accounts     $   50   $3,666     5.61%
 2.16   None        Demand Deposit Accounts       Various     441      .67


                    Certificates of Deposit
                    -----------------------


 5.58   180 days    180 Fixed-Term, Fixed-Rate   2,500      2,969     4.54
 5.98   12-month    Fixed-Term, Fixed-Rate       1,000     25,200    38.55
 5.72   18-month    Fixed-Term, IRA Accounts       100      1,382     2.11
 6.32   36-month    Fixed-Term, IRA Accounts       100        123      .19
 6.76   60-month    Fixed-Term, IRA Accounts       100      1,437     2.20
 5.91   18-month    Fixed-Term, Fixed-Rate       1,000      4,675     7.15
 5.97   24-month    Fixed-Term, Fixed-Rate       1,000     15,533    23.76
 6.08   30-month    Fixed-Term, Fixed-Rate       1,000        878     1.34
 6.26   36-month    Fixed-Term, Fixed-Rate       1,000      2,899     4.43
 6.87   48-month    Fixed-Term, Fixed-Rate       1,000        721     1.10
 6.12   60-month    Fixed-Term, Fixed-Rate       1,000      5,463     8.35
                                                          -------   ------

                                                          $65,387   100.00%
                                                          =======   ======

     For additional information, see Note 18 of the Notes to Consolidated Financial Statements at Item 7 of this report.



     During 1998, the Bank intends to increase its outstanding demand deposit accounts in order to provide additional services for its customers and to expand its growth in full service banking.

     The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing passbook deposits and time deposits.


                                YEAR ENDED SEPTEMBER 30,              YEAR ENDED DECEMBER 31,
                   ---------------------------------------------      -----------------------
                           1995                       1996                    1997 (1)
                   ---------------------     -------------------      ------------------------
                   INTEREST-                 INTEREST                 INTEREST-
                   BEARING                   BEARING                  BEARING
                   PASSBOOK       TIME       PASSBOOK     TIME        PASSBOOK          TIME
                   DEPOSITS     DEPOSITS     DEPOSITS   DEPOSITS      DEPOSITS        DEPOSITS
                   ---------    --------     --------  ----------     ---------       --------

Average Balance..   $ 4,399      $53,024      $3.821     $54,892       $ 4,062         $60,438
Average Rate.....      3.50%        6.29%       3.50%       6.25%         3.50%           6.20%

_______________
(1) On September 15, 1997, the Company determined to change its fiscal year-end from September 30 to December 31.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                       INCREASE                                    INCREASE
                                                      (DECREASE)                                  (DECREASE)
                           BALANCE AT                    FROM         BALANCE AT                     FROM         BALANCE AT
                           SEPTEMBER 30      %       SEPTEMBER 30,    SEPTEMBER 30,       %      SEPTEMBER 30,   DECEMBER 31,
                              1995        DEPOSIT        1994            1996           DEPOSIT      1995           1997
                           ------------   -------    -------------    -------------     -------  -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
Passbook and regular
 savings...................  $ 3,688      6.47%       $(1,414)         $ 3,711           6.06%    $    23         $ 3,666
Demand deposits............       --        --             --               --             --          --             441
Certificates:
 6 month...................    4,436      7.79           (869)           3,085           5.04      (1,351)          2,969
 12 month..................    6,622     11.62         (6,611)          20,442          33.37      13,820          25,200
IRA accounts...............    3,045      5.34            415            2,963           4.84         (82)          2,942
1 - 3 year certificates....   31,117     54.62          6,838           23,299          38.04      (7,818)         23,985
4 - 5 year certificates....    8,067     14.16         (1,057)           7,752          12.65        (315)          6,184
                             -------    ------        -------          -------         ------     -------         -------
  Total....................  $56,975    100.00%       $(2,698)         $61,252         100.00%    $ 4,277         $65,387
                             =======    ======        =======          =======         ======     =======         =======



                                                     INCREASE
                                                    (DECREASE)
                                                       FROM
                                 %                 SEPTEMBER 30,
                               DEPOSIT                 1996
                               -------             -------------
                               (DOLLARS            IN THOUSANDS)

Passbook and regular
 savings...................       5.61%                   (45)
Demand deposits............        .67                    441
Certificates:
 6 month...................       4.54                   (116)
 12 month..................      38.54                  4,758
IRA accounts...............       4.50                    (21)
1 - 3 year certificates....      36.68                    686
4 - 5 year certificates....       9.46                 (1,568)
                                ------                -------
  Total....................     100.00%               $ 4,135
                                ======                =======

     Time Deposits by Rates. The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                                                  AT
                                                             DECEMBER 31,
                                        AT SEPTEMBER 30,         1997
                                      --------------------   ------------
                                       1995          1996        1997
                                      ------        ------      ------
                                             (DOLLARS IN THOUSANDS)


                         2 - 3.99%..  $    --      $    --     $    --
                         4 - 5.99%..   27,830       43,423      38,439
                         6 - 7.99%..   25,368       14,118      22,840
                         8 - 9.99%..       89           --          --
                                      -------      -------     -------

                                      $53,287      $57,541     $61,279
                                      =======      =======     =======



       Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1997.


                                 AMOUNT DUE
                   ---------------------------------------
                   LESS THAN                        AFTER
RATE               ONE YEAR  1-2 YEARS  2-3 YEARS  3 YEARS    TOTAL
----               --------  ---------  ---------  -------  ---------
                                     (IN THOUSANDS)

2 - 3.99%......  $    --      $   --     $   --    $    --   $     --
4 - 5.99%......   29,141       7,188      1,398        712     38,439
6 - 7.99%......   17,829       2,741      1,531        739     22,840
                 -------      ------     ------    -------    -------
                 $46,970      $9,929     $2,929     $1,451    $61,279
                 =======      ======     ======    =======    =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.


                                                     CERTIFICATES
                MATURITY PERIOD                       OF DEPOSIT
                ---------------                      ------------
                                                    (IN THOUSANDS)

                Three months or less.................  $     686
                Over three through six months........        874
                Over six through 12 months...........      4,085
                Over 12 months.......................      1,907
                                                       ---------
                  Total..............................  $   7,552
                                                       =========

     Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.



                                                            YEAR ENDED        YEAR ENDED
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                        ------------------    ------------
                                                         1995        1996       1997 (1)
                                                        ------      ------    ------------
                                                                (IN THOUSANDS)

Deposits............................................    $38,676      $ 30,340     $ 26,152
Withdrawals.........................................     42,945       (28,424)     (26,011)
                                                        -------      --------     --------
  Net increase (decrease) before interest credited..     (4,269)        1,916          141
Interest credited...................................      1,571         2,361        2,517
                                                        -------      --------     --------
    Net increase in savings deposits................    $(2,698)     $  4,277     $  2,658
                                                        =======      ========     ========

______________

(1) On September 15, 1997, the Company determined to change its fiscal year-end from September 30 to December 31. The net increase in deposits for this three month period was $1,477,000.

     The Bank expects that a significant amount of the certificates of deposit expiring within the twelve months following December 31, 1997 will be renewed. Should such deposits not be renewed, the Bank expects to rely upon its excess liquidity and/or borrowings from the FHLB of Atlanta as short-term funding alternatives.

     The Bank generally does not offer premiums for deposits and does not offer interest rates on deposits which exceed the highest rates offered by other financial institutions in its market area. From time to time the Bank has instituted promotional programs which resulted in increased rates being paid on deposits. Management's strategy is to maintain slow and measured growth for the Bank.

     The Bank does not have any comprehensive plan to attract IRA funds. However, the Bank is considering the benefits of offering new products in order to attract new deposits, including the new Roth IRA accounts.

     Borrowings. Total borrowings were $585,000 at December 31, 1997 and consisted entirely of advances from the FHLB of Atlanta. This amount consists of a long-term advance, taken in 1991 for a 20-year term with an interest cost of 3.0% utilized to fund an affordable housing program extended by the Bank.

     The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:


                                                      AT OR FOR THE           AT OR FOR THE
                                                        YEAR ENDED              YEAR ENDED
                                                      September 30,            DECEMBER 31,
                                              ------------------------------  --------------
                                                   1995            1996          1997 (1)
                                              --------------  --------------    ---------
                                                            (IN THOUSANDS)

Amounts outstanding at end of period:
 Long-term borrowings from FHLB - Atlanta...       $ 585          $  585         $   585
 Short-term borrowings from FHLB - Atlanta..         700           2,250              --
 Mortgage note payable......................         425              40              36

Weighted average rate paid on:
 Long-term borrowings from FHLB - Atlanta...        3.00%           3.00%           3.00%
 Short-term borrowings from FHLB - Atlanta..        7.00            6.05              --
 Mortgage note payable......................        8.00            8.00            8.00%

Maximum amount of borrowings outstanding
 at any month end:
 Long-term borrowings from FHLB - Atlanta...       $ 585          $  585         $   585
 Short-term borrowings from FHLB - Atlanta..         700           4,150           2,000
 Mortgage note payable......................          44              42              39

Approximate average borrowings outstanding
 with respect to:
 Long-term borrowings from FHLB - Atlanta...       $ 585          $  585         $   585
 Short-term borrowings from FHLB - Atlanta..         158           1,172             566
 Mortgage note payable......................          43              41              38

Approximate weighted average rate paid on:
 Long-term borrowings from FHLB - Atlanta...        3.00%           3.00%           3.00%
 Short-term borrowings from FHLB - Atlanta..        5.62            5.26            5.50
 Mortgage note payable......................        8.00            8.00            8.00
---------------

(1) On September 15, 1997, the Company determined to change its fiscal year-end from September 30 to December 31.


     Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. For additional information, see Note 13 of the Notes to Consolidated Financial Statements at
Item 7 of this report.

     The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Security Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation of the Bank -- Federal Home Loan Bank System."

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Security Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1997 Security Bank was authorized to invest up to approximately $2.3 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, which Security Bank currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank does not own any service corporations.

EMPLOYEES

     As of December 31, 1997, Security Bank had 20 full-time and one part-time employees, none of whom was represented by a collective bargaining agreement. Security Bank believes that it enjoys good relations with its personnel.

COMPETITION

     Security Bank has experienced substantial and increasing competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Primary competition for savings deposits and other financial services comes from eight commercial banks and other financial institutions (one other thrift institution and eight credit unions) located in its primary market area. In addition to numerous local financial institutions, the services and attractive rates offered by investment and insurance companies provide significant competition. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage companies, investment companies and finance companies.

     The Bank's primary competition comes from institutions headquartered in Tuscaloosa, as well as numerous additional regional commercial banks, which have branch offices located in the Bank's market area. Many competing financial institutions have financial resources substantially greater than Security Bank and offer a wider array of deposits and loan products.

     The Bank is a community oriented financial institution serving its market area with deposit services, residential and commercial real estate loans and loans secured by savings deposits. Management considers Security Bank's reputation for financial strength and quality customer service as its major competitive advantage in attracting and retaining customers in its market area. While the Bank is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes Security Bank benefits by its community orientation.

REGULATION OF THE BANK

     GENERAL. As a savings association, Security Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS will periodically examine the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct examinations of SAIF members. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1997 of $620,300. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and, if any, borrowings payable in one year or less. The liquidity requirements may vary from time to time (between 4% and 10%) depending on economic conditions and savings flows of all savings institutions. Monetary penalties may be imposed for failure to meet liquidity requirements. At December 31, 1997, our required liquid assets ratio was 4% and our actual ratio was 10.82%.

     QUALIFIED THRIFT LENDER TEST. The Bank is subject to OTS regulations which use the concept of Qualified Thrift Lender ("QTL") to determine eligibility for FHLB advances and for certain other purposes. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift
Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loan to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, and (vi) shares of stock issued by FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1997, the Bank qualified as a QTL.

     At December 31, 1997, approximately 94% of the Bank's portfolio assets were invested in Qualified Thrift Investments.

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

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the higher of (i) 75% of its net income over the most recent four-quarter period or
(ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital-to-assets ratio exceeded regulatory capital requirements at the beginning of the
calendar year.   A savings association with total capital immediately prior to, or on a pro forma basis after giving effect to a proposed capital distribution, equal to or in excess of current minimum capital requirements but less than the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such
period.   A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital contributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At
December 31, 1997, the Bank was a Tier 1 Association.   The Bank is prohibited
from making any capital distributions if after making the distribution, it would be undercapitalized as defined in the OTS' prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action."

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the rules requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings association. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of December 31, 1997, the Bank had no investments in, or extensions of credit to, subsidiaries engaged in activities not permitted to national banks.

     "Adjusted total assets" are a savings association's total assets as determined under generally accepted accounting principles ("GAAP"), increased by certain goodwill amounts and by a pro-rated portion of the assets of subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing amount of the savings institution's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 1997, the Bank had no equity investments for which OTS regulations required a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. One-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans are assigned a risk weight of 100%. OTS capital regulations require savings institutions to maintain minimum total capital consisting of core capital plus supplemental capital, equal to 8% of risk-weighted assets.

     The table below presents the Bank's capital position at December 31, 1997, relative to its various minimum regulatory capital requirements.


                                                   PERCENT OF
                                         AMOUNT    ASSETS  (1)
                                         ------    -----------
                                         (DOLLARS IN THOUSANDS)


Tangible capital....................      $8,627      11.31%
Tangible capital requirement........       1,144       1.50
                                          ------      -----
  Excess............................      $7,483       9.81%
                                          ======      =====

Core capital........................      $8,627      11.31%
Core capital requirement............       2,288       3.00
                                          ------      -----
  Excess............................      $6,339       8.31%
                                          ======      =====

Total regulatory capital............      $8,956      22.50%
Risk-based capital requirement......       3,184       8.00
                                          ------      -----
  Excess............................      $5,773      14.50%
                                          ======      =====
------------------------

(1) Based upon adjusted total assets of $76.3 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $39.8 million for purposes of the risk-weighted capital requirements. For additional information, see Note 17 of the Notes to Consolidated Financial Statements at Item 7 of this report.

     The risk-based capital standards of the OTS require savings associations with more than a "normal" level of interest rate risk to maintain additional total capital. An association's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings association will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An association with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the association's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of an association's net portfolio value based on data submitted by the association in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings associations with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Due to its size and risk-based capital level, the Bank is exempt from the interest rate risk component.

     In addition to requiring generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for an institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from non-traditional activities. The

Director of the OTS may treat the failure of any institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     At December 31, 1997, the Bank exceeded all regulatory minimum capital requirements.

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

     Federal banking regulators, including the OTS, have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6%; or
(ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At December 31, 1997, the Bank was "well capitalized" under OTS regulations.

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

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF. The FDIC also administers the Bank Insurance Fund ("BIF").

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations.
Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Over the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

     The special assessment recapitalized the SAIF, and as a result, the FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

     Substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net earnings of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their net transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Reserves equal to 3% must be maintained on the first $47.8 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Bank met its reserve requirements.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, OTS regulations provide that no savings institution may (i) make a loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the BHCA which applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Savings institutions are also subject to the restrictions contained in Section 22(h) and
Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated entities of such persons, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by readily marketable collateral).
Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of the depository institution for such extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

REGULATION OF THE COMPANY

     GENERAL. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"). As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions on its dealings with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission under federal securities laws.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     OTS regulations permit federal savings associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under '7701(a)(19) of the Internal Revenue Code or qualifies as a QTL and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or for treatment as a QTL and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal savings associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

TAXATION

     GENERAL. The Company and the Bank file separate federal income tax returns and state excise tax returns on a calendar year basis.

     FEDERAL INCOME TAXATION. Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. However, institutions such as Security Bank which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

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

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. For the taxable year ended December 31, 1997, this requirement was not met. The Bank will be required to recapture approximately $465,000 of its tax bad debt reserves over a six year period beginning with its 1997 tax year.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Security Bank's federal corporate income tax returns have not been audited in the last five years.

     STATE INCOME TAXATION. The State of Alabama imposes a 6.0% excise tax on the earnings of financial institutions such as Security Bank. The 6.0% excise tax also would apply to the Company. In addition to the excise taxes, the State of Alabama imposes an annual state franchise tax for domestic and foreign corporations. A domestic corporation, including a federally chartered stock savings bank domiciled in Alabama, is assessed a domestic franchise tax of approximately 1.0% based on the par value of its common stock. Foreign corporations, such as the Company which is incorporated in Delaware, are assessed a foreign franchise tax of 0.3% based on a total of capital (as defined by statute) deemed to be employed in the State of Alabama. The foreign corporation's investment in the capital of an Alabama corporation is excluded from the taxable base. The Company is also subject to the Delaware franchise tax.

     For additional information, see Note 7 of the Notes to Consolidated Financial Statements at Item 7 of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is supplied with respect to executive officers of the Company.

          Name and Age*             Position
          -------------             --------

          John F. Harvard, 53       President and Chief Operating Officer
                                      and Secretary and Treasurer

          Marlin D. Moore, Jr., 61  Chairman of the Board and Chief Executive
                                      Officer

          T. Gary Fitts, 64         Vice President

--------------------
*    Age at December 31, 1997.

     The principal occupation of each executive officer is set forth below.

     JOHN F. HARVARD has been President and Chief Operating Officer of the Company and the Bank since December 1995, and has served as the Bank's Secretary and Treasurer since joining the Bank in 1972. Prior to December 1995, Mr. Harvard also served as Managing Officer of the Company and the Bank. Mr. Harvard is a member of the Chamber of Commerce of West Alabama, the Homebuilders Association of Tuscaloosa and the Tuscaloosa Board of Realtors. He also has served as a director and immediate past chairman of the Southern Community Banks.

     MARLIN D. MOORE, JR. is co-owner of Pritchett-Moore, Inc., a real estate and insurance company, in Tuscaloosa, Alabama. Mr. Moore has been Chairman of the Board and Chief Executive Officer of the Company and the Bank since December 1995, and previously had served as Vice President of the Bank. Mr. Moore has served on the Board of the Industrial Development Authority of Tuscaloosa, the Chamber of Commerce of West Alabama and the President's Cabinet at the University of Alabama. He also has served as a director of the Birmingham Board of Directors of the Federal Reserve Bank of Atlanta.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's office at December 31, 1997.



                           Year  Owned or  Square
                           Opened Leased   Footage Net Book Value
                           ------ ------   ------- --------------

2301 University Boulevard
Tuscaloosa, Alabama         1984  Owned     7,700   $1.1 million


     For additional information, see Note 6 of the Notes to Consolidated Financial Statements at Item 7 of this report.

     Intrieve, Inc. (formerly Savings and Loan Data Center), Cincinnati, Ohio, performs data processing and record keeping for Security Bank.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Although Security Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Security Bank is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report") is filed as an exhibit to this report and incorporated herein by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is filed as an exhibit to this report and incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Independent Auditor's Report and related consolidated financial statements and notes thereto contained in the Annual Report are filed as an exhibit to this report and incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     For information regarding the Company's change of accountants effective April 1, 1996, see the Company's Current Report on Form 8-K, as amended, dated February 19, 1996.


                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding executive officers of the Company is contained in the section captioned "Executive Officers of the Registrant" at Item 1 of this report and is incorporated herein by reference.

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

     (a) Security Ownership of Certain Beneficial Owners.

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

     (b) Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Beneficial Ownership" and "Election of Directors" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


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

                                 PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------


     (a) Exhibits. The exhibits required by Item 601 of Regulation S-B are
         --------
either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.



    No.  Exhibit
    --   -------

   3.1* Certificate of Incorporation of Security Federal Bancorp, Inc. 3.2* Bylaws of Security Federal Bancorp, Inc.
  10.1*  Retirement Plan for Directors
  10.2*  Profit Sharing Retirement Plan
  10.3*  Stock Option and Incentive Plan
  10.4** Employment Agreements with John F. Harvard

  13 Portions of Annual Report to Stockholders for the Year Ended December 31, 1997

  21**  Subsidiaries of the Registrant
  23.1  Consent of Jamison, Money Farmer & Co., P.C.
  23.2  Consent of Morrison and Smith, Certified Public Accountants
  27    Financial Data Schedule

-------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83912).
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     (b) Reports on Form 8-K.   No reports on Form 8-K were filed by the Company
         -------------------
during the last quarter of the fiscal year covered by this report on Form 10-
KSB.

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date set forth below.



                              SECURITY FEDERAL BANCORP, INC.



Date:  March 30, 1998         By: /s/ John F. Harvard
                                  -------------------
                                  John F. Harvard
                                  President
                                  (Duly Authorized Representative)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.


/s/ Marlin D. Moore, Jr.             /s/ John F. Harvard
------------------------             -------------------
Marlin D. Moore, Jr.                 John F. Harvard
Chief Executive Officer and          President, Secretary
Chairman of the Board,               President, Secretary(Principal Financial
Treasurer and Director               and Accounting Officer)
(Principal Executive Officer)

/s/ T. Gary Fitts                    /s/ Russell S. Lee
-----------------                    ------------------
T. Gary Fitts                        Russell S. Lee
Vice President and Director          Vice President and Director

                                     /s/ Charles O. Sealy, Jr.
------------------------             -------------------------
Catherine J. Randall                 Charles O. Sealy, Jr.
Director                             Director


------------------------             ------------------
W. Ford Simpson, Jr.                 E. B. Stansell
Director                             Director